Form 10-K
period 2021-12-31
Jaguar Global Growth Corp I
filed 2022-03-31
CIK 1857518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-41284

Jaguar Global Growth Corporation I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1593783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Brickell Key Drive, Suite 700 Miami, Florida	33131
(Address of principal executive offices)	(zip code)

(646) 663-4945

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, one right and one-half of one redeemable warrant	JGGCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	JGGC	The Nasdaq Stock Market LLC
Rights entitling the holder thereof to receive one-twelfth (1/12) of one Class A ordinary share of the Company	JGGCR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	JGGCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s Class A ordinary shares on such date.

As of March 31, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

JAGUAR GLOBAL GROWTH CORPORATION I

FORM 10-K

i

GLOSSARY OF TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands;

•

“completion window” are to the period following the closing of the initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein; the completion window ends on August 15, 2023;

•

“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to the initial public offering, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“initial shareholders” refers to all of our shareholders immediately prior to the date of the prospectus, including all of our officers and directors to the extent they hold such shares;

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•

“private placement warrants” are to the warrants purchased by our sponsor in the private placement which was consummated simultaneously with the closing of the initial public offering and upon conversion of working capital loans, if any;

•

“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•

“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“rights” refer to the rights sold as part of the units in the initial public offering;

•	“sponsor” are to Jaguar Global Growth Partners I, LLC, a Delaware limited liability company;

•

“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“we,” “us,” “our,” “company” or “our company” are to Jaguar Global Growth Corporation I, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

our ability to complete our initial business combination due to the uncertainty resulting from the coronavirus (“COVID-19”) pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following the initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by Jaguar, Hennessy Capital Group, our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) and the status of debt and equity markets.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares, rights or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

•

If the net proceeds of the initial public offering and the private placement not being held in the trust account are insufficient to allow us to operate during the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

v

PART I

Item 1.	Business

Company Overview

We are a blank check company incorporated on March 31, 2021 as a Cayman Islands exempted company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. Our Sponsor is Jaguar Global Growth Partners I, LLC, a Delaware limited liability company.

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 10, 2022. On February 15, 2022, we consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Class A Ordinary Shares”), at $10.00 per Unit, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at the initial public offering price to cover over-allotments, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $12.65 million, inclusive of $8.05 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, one right to receive one-twelfth (1/12) of one Class A Ordinary Share and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 12,450,000 warrants at a price of $1.00 per warrant (“Private Placement Warrants”) to the Sponsor, generating gross proceeds of $12.45 million.

Upon the closing of the Initial Public Offering and the Private Placement on February 15, 2022, $234.6 million ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a non-interest bearing trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. Since the Initial Public Offering, the proceeds have been and will only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

If we have not completed our initial business combination within 18 months from the closing of the Initial Public Offering, or August 15, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of the then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our Partnership

We are a partnership between Gary R. Garrabrant and Thomas J. McDonald (the “Jaguar Founders”), who are experienced executives with extensive deal-making and investment management experience, most recently through their partnership, Jaguar Growth Partners Group, LLC (“Jaguar”), a holding company for a differentiated, global investment management firm focused on real estate private and public equity in developing and developed markets, and Hennessy Capital Group LLC (“Hennessy Capital Group”), a leading independent SPAC sponsor. We seek to leverage the global industry relationships and extensive SPAC experience of our officers, directors and advisors with founders, venture capitalists and growth equity managers to identify, screen, select, and partner with a high growth, cutting-edge real estate operating, or PropTech business. Our management team believes that its unique access to global real estate operating and PropTech companies, coupled with a demonstrable SPAC track record, will be central to its differentiated investment strategy.

About Jaguar Growth Partners Group, LLC

Jaguar is a holding company formed by the Jaguar Founders for the purpose of holding the controlling interest in other entities such as Jaguar Growth Partners, LLC (“JGP”), an institutional investment management firm focused on real estate companies, operating in compelling growth markets globally. Founded in 2013, Jaguar is privately held by the Jaguar Founders. Over their careers, the Jaguar Founders have deployed more than $1.4 billion of capital and managed over $3 billion of assets in more than 20 portfolio companies across 12 countries in Asia, Europe and Latin America. We will leverage the Jaguar Founders’ capabilities, relationships, networks, third-party investment support functions and deal pipeline to support us in the identification and diligence of potential targets for the initial business combination.

The Jaguar Founders’ approach to investing has been developed and refined over 20 years, using their long-standing experience, global presence and extensive networks to formulate differentiated investment themes across core industry sectors and geographies. The Jaguar Founders utilize thesis-driven investment strategies informed by deep sector knowledge, experience and proprietary research and networks to identify differentiated, typically off-market investment opportunities. In addition to a core focus on backing talented entrepreneurs and management teams, the broader investment strategy hinges on the development of specific industry theses and seeking to combine the right management teams with these theses to create successful portfolio companies. As part of the differentiated approach to investing, the Jaguars Founders’ global formal and informal network of professionals work collaboratively across geographies and sectors to ensure that the right people with the right experience are able to assist in achieving investment objectives. Jaguar’s investment approach emphasizes the importance of local teams and advisors spanning North America, Latin America, Europe and Asia. The Jaguar Founders bring a distinguished reputation that is characterized by a (i) partner-centric highly active approach to investing in privately-held and publicly-held real estate operating platforms and companies in developing and developed markets; and (ii) history at the vanguard of growth markets with a proven track record implementing innovative solutions and technologies which include the implementation of omni-channel/e-commerce solutions in the Brazil retail sectors and incorporating mobility analytics to support reservation, pricing and yield management in the Mexican hospitality sector.

The Jaguar Founders have also demonstrated success across investment segments including retail, logistics, homebuilding, hospitality, healthcare, specialty finance, real estate and technology. Within each sector, Jaguar’s network is further organized by deep subsector specialization.

The Jaguar Founders’ current investments are centered in JGP. JGP’s current discretionary funds, which are managed by Jaguar Growth Asset Management, LLC, an SEC-registered investment advisor, include: (i) Jaguar Real Estate Partners I and II, LP, which are exclusively focused on Latin America and diversified by multiple geographies, sectors and company stages; and (ii) Jaguar Partners Asia L.P., the inaugural fund in an anticipated series of funds dedicated to scalable real estate opportunities across Asia, inclusive of sectors such as warehouse, distribution and logistics, cold storage, data infrastructure and housing. None of JGP, Jaguar Real Estate Partners I and II, LP, and Jaguar Partners Asia L.P.’s investment teams were involved in or will be involved in the formation and/or management of the Company.

We believe that the Jaguar Founders’ long history, industry and geographic knowledge and extensive and long-established relationships provide a significant advantage in sourcing new transactions. Jaguar’s transactions are principally sourced through Jaguar’s relationships with entrepreneurs, industry contacts, institutional investors and outside advisors rather than through intermediated and competitive auctions. To illustrate these deal sourcing capabilities, since 2013, Jaguar has sourced 100% of its deals through Jaguar’s relationships rather than through competitive auctions. We believe that Jaguar’s expansive network, composed of current and former portfolio company executives and board members as well as long-standing industry relationships, serves as a distinct competitive advantage in the identification, evaluation, execution and management of the target company.

The Jaguar Founders bring over two decades of experience and an extensive track record of investing in diversified sectors such as retail, logistics, homebuilding, hospitality, healthcare, specialty finance, real estate and technology. For example, in 2020, Jaguar, in partnership with the founders of one of Asia’s premier real estate private equity platforms, jointly acquired an established, asset-light, vertically integrated logistics operator and developer. Jaguar identified several drivers leading to the opportunity in the Asia logistics sector such as demand for modern warehouses driven by domestic consumption growth and e-commerce penetration and the limited quality site availability and access. Jaguar partnered with operating executives who have deployed $2 billion over the past 16 years on behalf of global institutional limited partners. Jaguar was able to capitalize on long-term secular trends by leveraging Jaguar’s history, track record and extensive relationships in the region to invest in operating platforms and properties across traditional and alternative real estate sectors throughout Asia.

The Jaguar Founders, while at a prior prominent investment management real estate firm, recorded a notable success following an invitation to transform a regional, affordable entry-level homebuilder into an institutional quality national leader. Homex, a Mexican homebuilder, incorporated innovative propriety technology such that we believe it may be considered one of the first PropTech businesses. Recognized as singular, the Homex technology effectively integrated and monitored every aspect of operations, including land acquisition, construction, payroll, purchasing, sales, quality control, financing, delivery, and maintenance. The technology resulted in lowered construction costs, controlled payroll costs, administered client relations, and propelled growth, with plans to implement this technology to large-scale home building ventures in various growth markets including China, India and the Persian Gulf. The Homex platform investment is a good example of the Jaguar Founders’ ability to optimize their investment strategy to construct a business platform and exit the platform at the most opportune time so as to maximize their investment return and minimize their investment risk profile. The Jaguar Founders’ strategic direction and development of domestic and international growth initiatives led to highly successful NYSE and Mexican Bolsa public offerings and a 16.8x gross multiple / 81% gross IRR on investment.

In 2000, after two years of deep market diligence and with the tailwinds of NAFTA and its impact on regional free trade, the Jaguar Founders invested in Corporate Properties of Americas. Working with founding partners of Black Creek Group, the Jaguar Founders transformed a limited scope development platform into an institutional industrial property owner and operator. A transformational capitalization of $250 million, a first by a major U.S. state pension fund, an innovative $300 million portfolio debt financing with Met Life and GE Capital and growing the national portfolio to over 10 million square feet are among the attributes that lead to a 3.0x gross multiple on invested capital and a 25% gross IRR on investment.

In 2011, following years of evaluating prospective partners and investment opportunities in India, the Jaguar Founders made an investment in early-stage hotel company SAMHI. Headquartered in Gurgaon, SAMHI was founded and led by a local entrepreneur who previously established the Indian presence of a publicly traded hotel company with a global presence. SAMHI was and is distinguished by its management team, focus on high-growth markets, and the first investment in India by the Jaguar Founders.

In 2018, Jaguar invested in Bresco Growth Fundo de Investimento Imobiliário (“Bresco”), an established, logistics real estate platform that capitalizes on strong demand from multinational corporations seeking Class A, institutional quality space in Brazil. Bresco’s portfolio of R$2.3 billion of net asset value (USD$442 million), 594,000 square meters of gross leasable area, or GLA, and 21 assets with total expansion plans expected to reach 1.5 million square meters of combined GLA by 2023. In December 2019, Bresco created a publicly listed yield fund (FII Bresco Logistica) to serve as an acquirer of Bresco’s developments and increase competitiveness in sale/leaseback purchases.

Jaguar has also demonstrated success in the retail industry which has generated significant return on investment. As an example, in 2016, Jaguar invested in AliansceSonae, a leading publicly-held Brazilian shopping center owner-operator and led the company in what’s believed to be the first public-to-public merger within the Brazilian shopping mall sector. AliansceSonae is the largest shopping mall by number of properties comprising 39 shopping malls and approximately 1.4 million meters of GLA.

About Hennessy Capital Group

Hennessy Capital Group is a Wilson, Wyoming and Los Angeles, California based alternative investment firm founded in 2013 by Daniel J. Hennessy. Since its founding, Hennessy Capital Group has been one of the leading independent SPAC sponsors, having raised, together with its managing partners, a total of eight SPACs since 2013 aggregating over $1.8 billion of equity. Hennessy Capital Group’s mission is to be a strategic growth partner for founders, management, employees and shareholders.

The Hennessy Capital Group team is led by Daniel J. Hennessy, Thomas D. Hennessy and M. Joseph Beck. Mr. Daniel J. Hennessy, the Founder and Managing Member of Hennessy Capital Group, is one of the longest tenured and most experienced independent SPAC sponsors. He has served as the Chairman and Chief Executive Officer of Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II, Hennessy Capital Acquisition Corp. III, Hennessy Capital Acquisition Corp. IV, Hennessy Capital Investment Corp. V (NASDAQ: HCIC) and Hennessy Capital Investment Corp. VI (NASDAQ: HCVI). Mr. Hennessy has successfully orchestrated four successful business combinations with Blue Bird Corporation (NASDAQ: BLBD), Daseke, Inc. (NASDAQ: DSKE), NRC Group Holdings Corp. (NYSE American: NRCG, acquired by NASDAQ: ECOL) and Canoo Holdings Ltd (NASDAQ: GOEV). In addition, Mr. Hennessy was a senior advisor to PropTech Acquisition Corporation, or PTAC, a special purpose acquisition company which announced its business combination with Porch.com, Inc. (NASDAQ: PRCH), or Porch, in July 2020 and is currently a senior advisor to each of PropTech Investment Corporation II (NASDAQ: PTIC), or PTIC, a special purpose acquisition company which conducted an initial public offering in December 2020, and 7GC & Co. Holdings Inc. (NASDAQ: VII), or VII, a special purpose acquisition company which conducted an initial public offering in December 2020.

With a combined 27 years of real estate experience, Mr. Thomas D. Hennessy and Mr. Beck bring a unique track record, proprietary relationships and deep expertise that is suited to take advantage of the growing set of investment opportunities in the PropTech space and to create shareholder value. Since 2019, Mr. Hennessy and Mr. Beck have served as the Managing Partners of Growth Strategies of Hennessy Capital Group. Mr. Hennessy and Mr. Beck were formerly senior investment professionals of Abu Dhabi Investment Authority, or ADIA, the world’s largest institutional real estate investor. While at ADIA, Mr. Hennessy conceived and led ADIA’s PropTech initiative and investment mandate, which included extensive due diligence on every major U.S. PropTech venture capital fund as well as meetings with numerous PropTech founders and companies. Mr. Hennessy’s PropTech efforts at ADIA resulted in assembling a global team of investment professionals, creating a network and establishing relationships with the major global PropTech participants and ultimately making a significant investment into PropTech.

Since November 2019, Mr. Hennessy and Mr. Beck were Co-CEOs of PTAC, the first SPAC to target businesses in PropTech, and in July 2020 announced its entry into a definitive agreement for an initial business combination with Porch, a leading software and services platform for the home inspection and home service industries that provides ERP and CRM software to inspection, moving and adjacent home services companies, gaining access to a proprietary and reoccurring sales funnel which includes a majority of homebuyers in the U.S. annually. The transaction included a $150,000,000 fully committed common stock private investment at $10.00 per share led by Wellington Management Company, LLP. Since December 2020, Mr. Hennessy and Mr. Beck serve as Co-CEOs of PTIC and directors of VII.

Hennessy Capital Group’s contacts and relationships are extensive across both the real estate and the property technology landscape, providing superior access to PropTech. Its network includes partners at venture capital, private equity funds, strategic PropTech investors and founders of real estate technology companies. We intend to leverage this network to gain exclusive access to and identify attractive target businesses in PropTech.

Since its founding, Hennessy Capital Group has developed proprietary SPAC execution expertise and built a network of top-tier third-party advisors and relationships to assist with target company origination, evaluation, due diligence, and merger execution. This network of advisors has supported Hennessy Capital Group in various roles for its various SPACs and is deeply integrated within Hennessy Capital Group’s SPAC execution framework.

We believe Hennessy Capital Group’s proven SPAC track record supports our investment thesis and strategy, and that potential sellers of target businesses will view our execution capabilities with a vehicle similar to our company as a positive factor in considering whether or not to enter into a business combination with us.

Business Combination Criteria

Our strategy is to identify and acquire later-stage real estate technology businesses, with a focus on high-growth fundamentals, whose pace of growth can benefit from our operational prowess, capital markets experience and global connectivity. We intend to leverage our sponsor’s extensive expertise and broad network of strategic LPs, portfolio companies, real estate relationships and reputation in the real estate and related technology sectors to identify investment opportunities with meaningful near term growth potential that can generate attractive risk-adjusted returns for our shareholders.

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•	Target Business Size. Businesses with an aggregate enterprise value of $500 million or greater, determined in the sole discretion of our management team.

•

High Growth Global Operating Platform. Innovative, high growth, demand-driven businesses in the global real estate sector (e.g. warehouse, cold storage, distribution and / or logistics) with the ability to capitalize on demographic-fueled growth in emerging markets, and / or the rapid transition from conventional to e-commerce markets further accelerated with the onset of COVID-19.

•

Real Estate Technology. Businesses in the Tech sector or subsector, with particular emphasis on targets with the potential to disrupt the PropTech, construction technology, sharing economy, smart cities and energy spaces in a high-growth global geographical market through digital transformation and innovation seeking to replace established incumbents still relying on legacy technologies and business practices.

•

Target Secular Demographic Trends. Compelling businesses at the cusp of transforming rapidly growing consumption driven sectors, such as healthcare, education or data infrastructure in global emerging, developing or developed markets, benefiting from positive secular demographic and economic tailwinds.

•

Proven Unit Economics and Growing Companies. Established businesses with proven business models that we believe are poised for a period of high growth with capable management teams, attractive gross margins, strong unit economics and a demonstrated path to EBITDA profitability, but potentially in need of financial, operational, strategic or managerial support which our sponsors are uniquely positioned to deliver.

•	Leverage our sponsors Global Relationships, Experiences and Networks. Close to our proximal co-invest networks of founders, operators, investors, and advisors.

•	Benefit From Being a Public Company. Management, founders and shareholders with a desire to go public, to unlock growth capital for organic and / or merger and acquisition driven growth.

•	Focused Investment Criteria. We do not intend to invest in start-up companies, companies with speculative business plans, or companies that are excessively leveraged.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Acquisition Process

In evaluating a prospective target business, we expect to conduct a disciplined due diligence review of issues that we deem important to validating our investment thesis and assessing a company’s business quality and value creation opportunities, allowing our management team to price returns relative to potential risks appropriately. This review may encompass, among other things, review of financial information and key documents of the target business, research related to the target company’s industry, markets, products, services and competitors, meetings with incumbent management and employees, on-site visits and a review of other information which will be made available to us. Our approach to the acquisition process will be centered on utilizing the existing networks and knowledge bases of Jaguar and Hennessy Capital Group, relying on outside resources where appropriate. In addition, we will seek to leverage our management team’s operational and capital allocation expertise to target high-quality, scalable businesses with significant proof of concept where we see multiple opportunities for continued organic and strategic growth.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Jaguar, Hennessy Capital Group and members of our management team may directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at a purchase price of approximately $0.004 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-business combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our partners, employees, officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such partners, employees, officers and directors will be included by a target business as a condition to any agreement with respect to our initial business combination.

Jaguar, Hennessy Capital Group and our management team are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any discussions, formal or otherwise, with respect to a business combination transaction with us. Our amended and restated memorandum and articles of association waives the corporate opportunities doctrine in effect by providing that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. See the section in this report entitled “Item 1A. Risk Factors—Risks Relating To Our Sponsor And Management Team—Our Officers And Directors Presently Have, And Any Of Them In The Future May Have, Additional Fiduciary, Contractual Or Other Obligations To Other Entities, Including Another Blank Check Company, And, Accordingly, May Have Conflicts Of Interest In Determining To Which Entity A Particular Business Opportunity Should Be Presented.” Additionally, we have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable acquisition candidate for the company, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

We may enter into one or more forward purchase agreements, including potentially with affiliates of Jaguar and Hennessy Capital Group, to provide for financing of our initial business combination.

Corporate Information

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination initially in the amount of $226,550,000, after payment of the estimated expenses of the Initial Public Offering and $8,050,000 of deferred underwriting fees and full spend of the working capital held outside the trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to any forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our registration statement and know what types of businesses we are targeting. Our officers and directors and Jaguar and Hennessy Capital Group, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative services, research and other services provided to us and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including other entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business And Structuring of our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational, transactional, and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

•

any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Law and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases And Other Transactions With Respect To Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares, rights or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination, (iii) reduce the number of rights outstanding or vote such rights on any matters submitted to the rights holders for approval in connection with our initial business combination or (iv) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors, advisors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our rights or warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which in respect of our company, requires the affirmative vote of a majority of the shares represented in person or by proxy and voted at a general meeting of the company. A quorum for such meeting will be present if holders of one-third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 7,666,668, or 33.3% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Tendering Share Certificates in Connection with a Tender Offer or the Exercise of Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit/ Withdrawal At Custodian (“DWAC”) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the expiration of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the completion window to consummate our initial business combination. If we have not completed our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 601 Brickell Key Drive, Suite 700, Miami, Florida, 33131. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Website

We maintain a corporate website at www.jaguarglobalgrowth.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this report.

Item 1A.	Risk Factors

Risks Relating To Our Search For, And Consummation Of Or Inability To Consummate, A Business Combination

Our Shareholders May Not Be Afforded An Opportunity To Vote On Our Proposed Initial Business Combination, Which Means We May Complete Our Initial Business Combination Even Though A Majority Of Our Shareholders Do Not Support Such A Combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Your Only Opportunity To Affect The Investment Decision Regarding A Potential Business Combination May Be Limited To The Exercise Of Your Right To Redeem Your Shares From Us For Cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If We Seek Shareholder Approval Of Our Initial Business Combination, Our Sponsor And Members Of Our Management Team Have Agreed To Vote In Favor Of Such Initial Business Combination, Regardless Of How Our Public Shareholders Vote.

Our initial shareholders own, on an as-converted basis, 25% of our outstanding ordinary shares immediately following the completion of our initial public offering. Of these shares, 25% shall be considered to be newly unvested shares, which will vest only if the closing price of our Class A ordinary shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period, on or after the first anniversary of the closing of our initial business combination but before the fifth anniversary. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which in respect of our company, requires the affirmative vote of a majority of the shares represented in person or by proxy and voted at a general meeting of the company. A quorum for such meeting will be present if holders of one-third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. As a result, in addition to our initial shareholders’ founder shares, we would need 7,666,668, or 33.3% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The Ability Of Our Public Shareholders To Redeem Their Shares For Cash May Make Our Financial Condition Unattractive To Potential Business Combination Targets, Which May Make It Difficult For Us To Enter Into A Business Combination With A Target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The Ability Of Our Public Shareholders To Exercise Redemption Rights With Respect To A Large Number Of Our Shares May Not Allow Us To Complete The Most Desirable Business Combination Or Optimize Our Capital Structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

Our Financial Statements Contain An Explanatory Paragraph That Expresses Concerns About Our Liquidity.

As of December 31, 2021, we had $33,640 in cash and a working capital deficit of $411,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management has addressed this need for capital through the Initial Public Offering. However, we cannot assure you that our plans to consummate an initial business combination will be successful. These factors, among others, raise liquidity concerns.

The Ability Of Our Public Shareholders To Exercise Redemption Rights With Respect To A Large Number Of Our Shares Could Increase The Probability That Our Initial Business Combination Would Be Unsuccessful And That You Would Have To Wait For Liquidation In Order To Redeem Your Shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The Requirement That We Complete Our Initial Business Combination Within The Completion Window May Give Potential Target Businesses Leverage Over Us In Negotiating A Business Combination And May Limit The Time We Have In Which To Conduct Due Diligence On Potential Business Combination Targets, In Particular As We Approach Our Dissolution Deadline, Which Could Undermine Our Ability To Complete Our Initial Business Combination On Terms That Would Produce Value For Our Shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our Search For A Business Combination, And Any Target Business With Which We Ultimately Consummate A Business Combination, May Be Materially Adversely Affected By The COVID-19 Outbreak And The Status Of Debt And Equity Markets.

The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel and limit the ability to have meetings with potential investors or the target company’s personnel, and vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and any cross-border transactions.

Our Search For A Business Combination, And Any Target Business With Which We Ultimately Consummate A Business Combination, May Be Materially Adversely Affected By Negative Impacts On The Global Economy, Capital Markets Or Other Geopolitical Conditions Resulting From The Recent Invasion Of Ukraine By Russia And Subsequent Sanctions Against Russia, Belarus And Related Individuals And Entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

As The Number Of Special Purpose Acquisition Companies Evaluating Targets Increases, Attractive Targets May Become Scarcer And There May Be More Competition For Attractive Targets. This Could Increase The Cost Of Our Initial Business Combination And Could Even Result In Our Inability To Find A Target Or To Consummate An Initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes In The Market For Directors And Officers Liability Insurance Could Make It More Difficult And More Expensive For Us To Negotiate And Complete An Initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We May Issue Our Shares To Investors In Connection With Our Initial Business Combination At A Price Which Is Less Than The Prevailing Market Price Of Our Shares At That Time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share. A purpose of such issuances may be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We May Not Be Able To Complete Our Initial Business Combination Within The Completion Window, In Which Case We Would Cease All Operations Except For The Purpose Of Winding Up And We Would Redeem Our Public Shares And Liquidate.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The recent invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our rights and warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

The Nominal Purchase Price Paid By Our Sponsor For The Founder Shares May Significantly Dilute The Implied Value Of Your Public Shares In The Event We Complete An Initial Business Combination. In Addition, The Value Of The Sponsor’s Founder Shares Will Be Significantly Greater Than The Amount Our Sponsor Paid To Purchase Such Shares In The Event We Complete An Initial Business Combination, Even If The Business Combination Causes The Trading Price Of Our Class A Ordinary Share To Materially Decline.

Our sponsor invested an aggregate of $12,475,000 in us in connection with our Initial Public Offering and the private placement, comprised of the $25,000 purchase price for the founder shares and the $12,450,000 purchase price for the private placement warrants. We offered our units to the public at an offering price of $10.00 per unit, and the amount in our trust account is currently approximately $10.20 per public share, implying an initial value of $10.20 per public share. However, because the sponsor contributed only a nominal amount of approximately $0.004 per share for the founder shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of our sponsor’s founder shares into Class A ordinary shares upon our completion of an initial business combination.

The following table shows the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one share of Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $234,600,000 (which is the amount in the trust account after our initial public offering), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination, (iv) the vesting of the 25% of the founder shares which will vest only if the closing price of our Class A ordinary shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period, on or after the first anniversary of the closing of our initial business combination but before the fifth anniversary and (v) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (a) the value of our public and private placement warrants, (b) the trading price of our Class A ordinary shares, (c) the initial business combination transaction costs (including payment of $8,050,000 of deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors, or (f) the target’s business itself.

Class A ordinary shares held by public shareholders	23,000,000	shares
Class B ordinary shares held by our initial shareholders	7,666,667	shares

Total ordinary shares	30,666,667	shares
Total funds in trust at the initial business combination	$234,600,000
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Our sponsor’s investment per Class B ordinary share(2)	$0.004
Implied value per Class A ordinary share upon the initial business combination(3)	$7.65

(1)	While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)

The sponsor’s total investment in the equity of the company, inclusive of the founder shares and the sponsor’s $12,450,000 investment in the private placement warrants, is $12,475,000. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares held by our sponsor would automatically convert into Class A ordinary shares upon completion of our initial business combination.

Based on these assumptions, each share of Class A ordinary share would have an implied value of $7.65 per share upon completion of our initial business combination, representing a 25% decrease from the initial implied value of $10.20 per public share. While the implied value of $7.65 per share of Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our sponsor relative to the price it paid for each founder share. At $7.65 per share, the 7,666,667 Class A ordinary shares that the sponsor would own upon completion of our initial business combination (after automatic conversion of the sponsor’s founder shares) would have an aggregate implied value of $58,650,002. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A ordinary shares after the initial business combination is as low as $1.00 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

If We Seek Shareholder Approval Of Our Initial Business Combination, Our Sponsor, Directors, Executive Officers, Advisors And Their Affiliates May Elect To Purchase Public Shares, Rights Or Warrants, Which May Influence A Vote On A Proposed Business Combination And Reduce The Public “Float” Of Our Securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares, rights or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination, (3) reduce the number of rights outstanding or vote such rights on any matters submitted to the rights holders for approval in connection with our initial business combination or (4) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Because Of Our Limited Resources And The Significant Competition For Business Combination Opportunities, It May Be More Difficult For Us To Complete Our Initial Business Combination. If We Have Not Consummated Our Initial Business Combination Within The Required Time Period, Our Public Shareholders May Receive Only Approximately $10.20 Per Public Share, Or Less In Certain Circumstances, On The Liquidation Of Our Trust Account And Our Rights And Warrants Will Expire Worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the private placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If The Net Proceeds Of The Initial Public Offering And The Private Placement Not Being Held In The Trust Account Are Insufficient To Allow Us To Operate During The Completion Window, It Could Limit The Amount Available To Fund Our Search For A Target Business Or Businesses And Our Ability To Complete Our Initial Business Combination, And We Will Depend On Loans From Our Sponsor, Its Affiliates Or Members Of Our Management Team To Fund Our Search And To Complete Our Initial Business Combination.

Of the net proceeds of the Initial Public Offering and the private placement, only approximately $2,575,000 is available to us outside the trust account to fund our working capital requirements as of the date of this Annual Report. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate during at least the completion window; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our Initial Public Offering expenses exceed our estimate of $675,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the Initial Public Offering expenses are less than our estimate of $675,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not consummate our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our rights and warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

We May Seek Business Combination Opportunities With A High Degree Of Complexity That Require Significant Operational Improvements, Which Could Delay Or Prevent Us From Achieving Our Desired Results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our Shareholders May Be Held Liable For Claims By Third Parties Against Us To The Extent Of Distributions Received By Them Upon Redemption Of Their Shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We May Not Hold An Annual General Meeting Until After The Consummation Of Our Initial Business Combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

We May Seek Acquisition Opportunities In Industries Or Sectors Which May Or May Not Be Outside Of Our Management’s Area Of Expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Unlike Some Other Similarly Structured Blank Check Companies, Our Initial Shareholders Will Receive Additional Class A Ordinary Shares If We Issue Shares To Complete Our Initial Business Combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to complete our initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares (assuming vesting of the 25% of the founder shares subject to performance vesting) will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering (after giving effect to any redemptions of Class A ordinary shares that are public shares), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We Do Not Have A Specified Maximum Redemption Threshold. The Absence Of Such A Redemption Threshold May Make It Possible For Us To Complete Our Initial Business Combination With Which A Substantial Majority Of Our Shareholders Do Not Agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In Order To Effectuate An Initial Business Combination, Blank Check Companies Have, In The Recent Past, Amended Various Provisions Of Their Charters And Other Governing Instruments, Including Their Warrant Agreements. We Cannot Assure You That We Will Not Seek To Amend Our Amended And Restated Memorandum And Articles Of Association Or Governing Instruments In A Manner That Will Make It Easier For Us To Complete Our Initial Business Combination That Our Shareholders May Not Support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to complete our initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, which requires the affirmative vote or a majority of at least two-thirds of the shares by shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

Our Initial Shareholders Control A Substantial Interest In Us And Thus May Exert A Substantial Influence On Actions Requiring A Shareholder Vote, Potentially In A Manner That You Do Not Support.

Immediately following our initial public offering, our initial shareholders own, on an as-converted basis, 25% of our issued and outstanding ordinary shares. Of these shares, 25% shall be considered to be newly unvested shares, which will vest only if the closing price of our Class A ordinary shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period, on or after the first anniversary of the closing of our initial business combination but before the fifth anniversary. Accordingly, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment and removal of directors and to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

After Our Initial Business Combination, It Is Possible That A Majority Of Our Directors And Officers Will Live Outside The United States And All Of Our Assets Will Be Located Outside The United States; Therefore Investors May Not Be Able To Enforce Federal Securities Laws Or Their Other Legal Rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Subsequent To Our Completion Of Our Initial Business Combination, We May Be Required To Take Write-downs Or Write-offs, Restructuring And Impairment Or Other Charges That Could Have A Significant Negative Effect On Our Financial Condition, Results Of Operations And The Price Of Our Securities, Which Could Cause You To Lose Some Or All Of Your Investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If Third Parties Bring Claims Against Us, The Proceeds Held In The Trust Account Could Be Reduced And The Per-share Redemption Amount Received By Shareholders May Be Less Than $10.20 Per Public Share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our Directors May Decide Not To Enforce The Indemnification Obligations Of Our Sponsor, Resulting In A Reduction In The Amount Of Funds In The Trust Account Available For Distribution To Our Public Shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per public share.

If, After We Distribute The Proceeds In The Trust Account To Our Public Shareholders, We File A Bankruptcy Petition Or An Involuntary Bankruptcy Petition Is Filed Against Us That Is Not Dismissed, A Bankruptcy Court May Seek To Recover Such Proceeds, And The Members Of Our Board Of Directors May Be Viewed As Having Breached Their Fiduciary Duties To Our Creditors, Thereby Exposing The Members Of Our Board Of Directors And Us To Claims Of Punitive Damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, Before Distributing The Proceeds In The Trust Account To Our Public Shareholders, We File A Bankruptcy Petition Or An Involuntary Bankruptcy Petition Is Filed Against Us That Is Not Dismissed, The Claims Of Creditors In Such Proceeding May Have Priority Over The Claims Of Our Shareholders And The Per-share Amount That Would Otherwise Be Received By Our Shareholders In Connection With Our Liquidation May Be Reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Because We Are Neither Limited To Evaluating A Target Business In A Particular Industry Sector Nor Have We Selected Any Specific Target Businesses With Which To Pursue Our Initial Business Combination, You Will Be Unable To Ascertain The Merits Or Risks Of Any Particular Target Business’s Operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although We Have Identified General Criteria And Guidelines That We Believe Are Important In Evaluating Prospective Target Businesses, We May Enter Into Our Initial Business Combination With A Target That Does Not Meet Such Criteria And Guidelines, And As A Result, The Target Business With Which We Enter Into Our Initial Business Combination May Not Have Attributes Entirely Consistent With Our General Criteria And Guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

We Are Not Required To Obtain An Opinion From An Independent Accounting Or Investment Banking Firm, And Consequently, You May Have No Assurance From An Independent Source That The Price We Are Paying For The Business Is Fair To Our Shareholders From A Financial Point Of View.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Resources Could Be Wasted In Researching Acquisitions That Are Not Completed, Which Could Materially Adversely Affect Subsequent Attempts To Locate And Acquire Or Merge With Another Business. If We Have Not Consummated Our Initial Business Combination Within The Required Time Period, Our Public Shareholders May Receive Only

Approximately $10.20 Per Public Share, Or Less In Certain Circumstances, On The Liquidation Of Our Trust Account And Our Rights And Warrants Will Expire Worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

Compliance Obligations Under The Sarbanes-Oxley Act May Make It More Difficult For Us To Effectuate A Business Combination, Require Substantial Financial And Management Resources, And Increase The Time And Costs Of Completing An Acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

The Provisions Of Our Amended And Restated Memorandum And Articles Of Association That Relate To The Rights Of Holders Of Our Class A Ordinary Shares (and Corresponding Provisions Of The Agreement Governing The Release Of Funds From Our Trust Account) May Be Amended With The Approval Of A Special Resolution Which Requires The Affirmative Vote Of A Majority Of At Least Two-thirds Of The Shares By Shareholders Who Attend And Vote At A General Meeting Of The Company, Which Is A Lower Amendment Threshold Than That Of Some Other Blank Check Companies. It May Be Easier For Us, Therefore, To Amend Our Amended And Restated Memorandum And Articles Of Association To Facilitate The Completion Of An Initial Business Combination That Some Of Our Shareholders May Not Support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to not release proceeds of the Initial Public Offering and the private placement except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, which requires the affirmative vote of a majority of at least two-thirds of the shares by shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, collectively beneficially own, on an as-converted basis, 25% of our Class A ordinary shares (immediately following our initial public offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We May Be Unable To Obtain Additional Financing To Complete Our Initial Business Combination Or To Fund The Operations And Growth Of A Target Business, Which Could Compel Us To Restructure Or Abandon A Particular Business Combination. If We Have Not Consummated Our Initial Business Combination Within The Required Time Period, Our Public Shareholders May Receive Only Approximately $10.20 Per Public Share, Or Less In Certain Circumstances, On The Liquidation Of Our Trust Account And Our Warrants Will Expire Worthless.

Although we believe that the net proceeds of the Initial Public Offering and the private placement will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the private placement prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We May Have A Limited Ability To Assess The Management Of A Prospective Target Business And, As A Result, May Affect Our Initial Business Combination With A Target Business Whose Management May Not Have The Skills, Qualifications Or Abilities To Manage A Public Company, Which Could In Turn Negatively Impact The Value Of Our Shareholders’ Investment In Us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

We May Issue Notes Or Other Debt Securities, Or Otherwise Incur Substantial Debt, To Complete A Business Combination, Which May Adversely Affect Our Leverage And Financial Condition And Thus Negatively Impact The Value Of Our Shareholders’ Investment In Us.

We may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We May Only Be Able To Complete One Business Combination With The Proceeds Of The Initial Public Offering And The Private Placement, Which Will Cause Us To Be Solely Dependent On A Single Business Which May Have A Limited Number Of Products Or Services. This Lack Of Diversification May Negatively Impact Our Operations And Profitability.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We May Attempt To Simultaneously Complete Business Combinations With Multiple Prospective Targets, Which May Hinder Our Ability To Complete Our Initial Business Combination And Give Rise To Increased Costs And Risks That Could Negatively Impact Our Operations And Profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We May Attempt To Complete Our Initial Business Combination With A Private Company About Which Little Information Is Available, Which May Result In A Business Combination With A Company That Is Not As Profitable As We Suspected, If At All.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because We Must Furnish Our Shareholders With Target Business Financial Statements, We May Lose The Ability To Complete An Otherwise Advantageous Initial Business Combination With Some Prospective Target Businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If We Have Not Completed Our Initial Business Combination Within The Completion Window, Our Public Shareholders May Be Forced To Wait Beyond Such Completion Window Before Redemption From Our Trust Account.

If we have not completed our initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If We Are Deemed To Be An Investment Company Under The Investment Company Act, We May Be Required To Institute Burdensome Compliance Requirements And Our Activities May Be Restricted, Which May Make It Difficult For Us To Complete Our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. Since the Initial Public Offering, the proceeds have been and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

If We Acquire A Proptech Company, Our Future Operations May Be Subject To Risks Associated With This Sector.

While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry, sector or geographical location, we intend to concentrate our efforts in identifying high quality businesses in industries that complement our management team’s background and which provide technological innovation at the intersection with the real estate industry, a category broadly referred to as PropTech. Because we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent in investments in this sector may include, but are not limited to, the following:

•	adverse changes in international, national, regional or local economic, demographic and market conditions;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	competition from other PropTech companies and businesses;

•	the ability to develop successful new products or improve existing ones;

•

the disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, which may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could harm our business;

•	fluctuations in interest rates, which could adversely affect the ability of buyers and tenants of properties to obtain financing on favorable terms or at all;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products, which could harm our business and reputation;

•	litigation and other legal proceedings;

•	the ability to attract and retain highly skilled employees;

•	environmental risks; and

•	civil unrest, labor strikes, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, which may result in uninsured losses.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to PropTech companies. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Certain Agreements Related To The Initial Public Offering May Be Amended Without Shareholder Approval.

Certain agreements, including the letter agreement among us and our sponsor, officers and directors, and the registration and shareholder rights agreement among us and our initial shareholders may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

Risks Relating To Our Securities

If The Proceeds Held In The Trust Account Are Invested, The Securities In Which We Invest Could Bear A Negative Rate Of Interest, Which Could Reduce The Interest Income Available For Payment Of Taxes Or Reduce The Value Of The Assets Held In Trust Such That The Per Share Redemption Amount Received By Shareholders May Be Less Than $10.20 Per Share.

Since the Initial Public Offering, the net proceeds of the Initial Public Offering and certain proceeds from the private placement, in the amount of $234,600,000, have been and will only be invested in U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $234,600,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

If We Seek Shareholder Approval Of Our Initial Business Combination And We Do Not Conduct Redemptions Pursuant To The Tender Offer Rules, And If You Or A “Group” Of Shareholders Are Deemed To Hold In Excess Of 15% Of Our Class A Ordinary Shares, You Will Lose The Ability To Redeem All Such Shares In Excess Of 15% Of Our Class A Ordinary Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq May Delist Our Securities From Trading On Its Exchange, Which Could Limit Investors’ Ability To Make Transactions In Our Securities And Subject Us To Additional Trading Restrictions.

Our units are listed on Nasdaq. Following the date the Class A ordinary shares and warrants are eligible to trade separately, we anticipate that the Class A ordinary shares, rights and warrants will be separately listed on Nasdaq. Although after giving effect to the Initial Public Offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, based on Nasdaq’s current listing standards, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our listed securities (generally 300 shareholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, based on Nasdaq’s current listing standards, our share price would generally be required to be at least $4.00 per share, the market value of listed securities would generally be required to be at least $100 million (or we would need to satisfy certain shareholders’ equity or total assets and total revenue requirements). Additionally, we would generally be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units are, and eventually our Class A ordinary shares, rights and warrants will be separately, listed on Nasdaq, our units, Class A ordinary shares, rights and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You Will Not Be Entitled To Protections Normally Afforded To Investors Of Many Other Blank Check Companies.

Since the net proceeds of the Initial Public Offering and the private placement are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the private placement and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

We May Issue Additional Class A Ordinary Shares Or Preference Shares To Complete Our Initial Business Combination Or Under An Employee Incentive Plan After Completion Of Our Initial Business Combination. We May Also Issue Class A Ordinary Shares Upon The Conversion Of The Founder Shares At A Ratio Greater Than One-to-one At The Time Of Our Initial Business Combination As A Result Of The Anti-dilution Provisions Contained In Our Amended And Restated Memorandum And Articles Of Association. Any Such Issuances Would Dilute The Interest Of Our Shareholders And Likely Present Other Risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of the date of this report, there are 477,000,000 and 42,333,333 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding rights, warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to complete our initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of the date of this report, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares, rights and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

The Registration Of The Class A Ordinary Shares Issuable Upon Exercise Of The Warrants Under The Securities Act Or Any State Securities Laws At May Not Be In Place When An Investor Desires To Exercise Warrants, Thus Precluding Such Investor From Being Able To Exercise Its Warrants Except On A Cashless Basis And Potentially Causing Such Warrants To Expire Worthless.

We registered the Class A ordinary shares issuable upon exercise of the warrants in the registration statement for our initial public offering because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

Holders Of Class A Ordinary Shares Will Not Be Entitled To Vote On Any Election Of Directors Or To Continue Our Company Outside The Cayman Islands Prior To Our Initial Business Combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment and removal of directors and to continue our company in a jurisdiction outside the Cayman Islands. Holders of our public shares will not be entitled to vote on the appointment of directors or to continue our company in a jurisdiction outside the Cayman Islands during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Our Warrant Agreement And Rights Agreement Designate The Courts Of The State Of New York Located In The County Of New York Or The United States District Court For The Southern District Of New York As The Sole And Exclusive Forum For Certain Types Of Actions And Proceedings That May Be Initiated By Holders Of Our Warrants And Rights, Which Could Limit The Ability Of Warrant Holders Or Rights Holders To Obtain A Favorable Judicial Forum For Disputes With Our Company.

Our warrant agreement and rights agreement provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York, (ii) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York, and (iii) in each case we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement and rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants or rights, as applicable, shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement and rights agreement, as applicable. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement or the rights agreement, as applicable, is filed in a court other than a court of the State of New York located in the County of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants or rights, as applicable, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such warrant holder or rights holder, as applicable, in any such action brought in such court to enforce the forum provisions by service upon such warrant or rights holder’s counsel in the foreign action as agent for such warrant holder or rights holder, as applicable.

This choice-of-forum provision may limit a warrant or rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement or rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We May Amend The Terms Of The Warrants In A Manner That May Be Adverse To Holders Of Public Warrants With The Approval By The Holders Of At Least 50% Of The Then-outstanding Public Warrants. As A Result, The Exercise Price Of Your Warrants Could Be Increased, The Exercise Period Could Be Shortened And The Number Of Our Class A Ordinary Shares Purchasable Upon Exercise Of A Warrant Could Be Decreased, All Without Your Approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus for our initial public offering, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants. The warrant agreement may be amended with the vote or written consent of the holders of at least 50% of the then-outstanding public warrants and private placement warrants, voting together as a single class, to allow for the warrants to be classified as equity in the company’s financial statements. The approval by the holders of at least 50% of the then-outstanding public warrants is required to make any other amendment or change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our Warrants Are Accounted For As A Warrant Liability And Are Recorded At Fair Value Upon Issuance With Any Changes In Fair Value Each Period Reported In Earnings, Which May Have An Adverse Effect On The Market Price Of Our Securities Or May Make It More Difficult For Us To Consummate An Initial Business Combination.

We have 23,950,000 warrants outstanding (comprised of the 11,500,000 warrants included in the units and the 12,450,000 private placement warrants. We are accounting for both the warrants underlying the units offered in the Initial Public Offering and the private placement as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We May Redeem Your Unexpired Warrants Prior To Their Exercise At A Time That Is Disadvantageous To You, Thereby Making Your Warrants Worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrantfor any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our Rights And Warrants May Have An Adverse Effect On The Market Price Of Our Class A Ordinary Shares And Make It More Difficult To Effectuate Our Initial Business Combination.

We issued 23,000,000 rights entitling the holder thereof to receive one-twelfth (1/12) of one Class A ordinary share upon the consummation of our initial business combination and warrants to purchase 11,500,000 of our Class A ordinary shares as part of the units offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 12,450,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because Each Unit Contains One-Half Of One Redeemable Warrant And Only A Whole Warrant May Be Exercised, The Units May Be Worth Less Than Units Of Other Blank Check Companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A Provision Of Our Warrant Agreement May Make It More Difficult For Us To Complete Our Initial Business Combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per ordinary share (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to complete our initial business combination with a target business.

The Warrants May Become Exercisable And Redeemable For A Security Other Than The Class A Ordinary Shares, And You Will Not Have Any Information Regarding Such Other Security At This Time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

Past Performance By Jaguar and Hennessy Capital Group, Our Management Team Or Their Respective Affiliates May Not Be Indicative Of Future Performance Of An Investment In Us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either: (1) our ability to successfully identify and execute a transaction or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of the performance of Jaguar, Hennessy Capital Group, our management team, our advisors or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Provisions In Our Amended And Restated Memorandum And Articles Of Association May Inhibit A Takeover Of Us, Which Could Limit The Price Investors Might Be Willing To Pay In The Future For Our Class A Ordinary Shares And Could Entrench Management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The Grant Of Registration Rights To Our Initial Shareholders May Make It More Difficult To Complete Our Initial Business Combination, And The Future Exercise Of Such Rights May Adversely Affect The Market Price Of Our Class A Ordinary Shares.

Pursuant to an agreement, our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

You Will Not Have Any Rights Or Interests In Funds From The Trust Account, Except Under Certain Limited Circumstances. Therefore, To Liquidate Your Investment, You May Be Forced To Sell Your Public Shares, Rights Or Warrants, Potentially At A Loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed our initial business combination within the completion window, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed our initial business combination within the completion window, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of rights and warrants will not have any right to the proceeds held in the trust account with respect to the rights and warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

If A Shareholder Fails To Receive Notice Of Our Offer To Redeem Our Public Shares In Connection With Our Initial Business Combination, Or Fails To Comply With The Procedures For Tendering Its Shares, Such Shares May Not Be Redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See the section of this report entitled “Item 1. Business—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

Risks Relating To Our Sponsor And Management Team

Our Officers And Directors Presently Have, And Any Of Them In The Future May Have, Additional Fiduciary, Contractual Or Other Obligations To Other Entities, Including Another Blank Check Company, And, Accordingly, May Have Conflicts Of Interest In Determining To Which Entity A Particular Business Opportunity Should Be Presented.

We are engaged in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary, contractual or other obligations to other entities, including, without limitation, the Funds and certain companies in which Jaguar and/or Hennessy Capital Group have invested, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary, contractual or other obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will be required to honor such fiduciary or contractual obligations (including without limitation, any Funds) to present such business combination opportunity to such entity, before we can pursue such opportunity. If the Funds or other entities decide to pursue any such opportunity, we would likely be precluded from pursuing the same until such time as such Funds or other entities have determined to no longer pursue such opportunity. If it is determined that such investment is appropriate for any of the Funds, such opportunity will be pursued by such Fund in accordance with the current policies and procedures of Jaguar and Hennessy Capital Group, as applicable, and such Funds’ governing agreements and generally not by the company.

Jaguar and/or Hennessy Capital Group and our partners, employees, officers and directors, as well as in certain cases its consultants may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. In particular, (i) Thomas D. Hennessy, one of our directors, currently serves as a director of VII, a special purpose acquisition company that completed its initial public offering in December 2020, and as Chairman of the Board, Co-Chief Executive Officer and President of PTIC, (ii) M. Joseph Beck, one of our directors, currently serves as a director of VII and as Co-Chief Executive Officer, Chief Financial Officer and a director of PTIC, (iii) Christine Zhao, one of our independent director nominees, serves as the Chief Financial Officer and a director of Edoc Acquisition Corp., a special purpose acquisition company that completed its initial public offering in November 2020, and as a director of D and Z Media Acquisition Corp., a special purpose acquisition company that completed its initial public offering in January 2021, and (iv) Daniel J. Hennessy, one of our advisors and an affiliate of our sponsor, currently serves as a Senior Advisor to VII, a Senior Advisor to PTIC, and the Chairman and Chief Executive Officer of Hennessy Capital Investment Corp. V and Hennessy Capital Investment Corp. VI. Each of VII, PTIC, Edoc Acquisition Corp., D and Z Media Acquisition Corp., Hennessy Capital Investment Corp. V and Hennessy Capital Investment Corp. VI, like us, may pursue initial business combination targets in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, business or investments may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.

Our amended and restated memorandum and articles of association waives the corporate opportunities doctrine in effect by providing that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other, unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, our amended and restated articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

We Are Dependent Upon Our Executive Officers And Directors And Their Loss Could Adversely Affect Our Ability To Operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our Ability To Successfully Effect Our Initial Business Combination And To Be Successful Thereafter Will Be Totally Dependent Upon The Efforts Of Our Key Personnel, Some Of Whom May Join Us Following Our Initial Business Combination. The Loss Of Key Personnel Could Negatively Impact The Operations And Profitability Of Our Post-combination Business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of a business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of a business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a business combination candidate’s management team will remain associated with the business combination candidate following our initial business combination, it is possible that members of the management of a business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our Key Personnel May Negotiate Employment Or Consulting Agreements With A Target Business In Connection With A Particular Business Combination, And A Particular Business Combination May Be Conditioned On The Retention Or Resignation Of Such Key Personnel. These Agreements May Provide For Them To Receive Compensation Following Our Initial Business Combination And As A Result, May Cause Them To Have Conflicts Of Interest In Determining Whether A Particular Business Combination Is The Most Advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

In addition, pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement,.

The Officers And Directors Of An Acquisition Candidate May Resign Upon Completion Of Our Initial Business Combination. The Loss Of A Business Combination Target’s Key Personnel Could Negatively Impact The Operations And Profitability Of Our Post-combination Business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place and may resign upon completion of our initial business combination. The loss of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our Executive Officers And Directors Will Allocate Their Time To Other Businesses Thereby Causing Conflicts Of Interest In Their Determination As To How Much Time To Devote To Our Affairs. This Conflict Of Interest Could Have A Negative Impact On Our Ability To Complete Our Initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged or may become engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve and may in the future serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our Executive Officers, Directors, Security Holders And Their Respective Affiliates May Have Competitive Pecuniary Interests That Conflict With Our Interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so, or we may acquire a target business through or in conjunction with one or more affiliates of Jaguar and/or Hennessy Capital Group. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We May Engage In A Business Combination With One Or More Target Businesses That Have Relationships With Entities That May Be Affiliated With Our Sponsor, Executive Officers, Directors Or Initial Shareholders Which May Raise Potential Conflicts Of Interest.

In light of the involvement of our sponsor, its partners and employees, and our executive officers and directors with other entities, we may decide to acquire one or more businesses or entities affiliated with such persons. Our directors also serve as officers and board members for other entities. Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our Management May Not Be Able To Maintain Control Of A Target Business After Our Initial Business Combination. Upon The Loss Of Control Of A Target Business, New Management May Not Possess The Skills, Qualifications Or Abilities Necessary To Profitably Operate Such Business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares, or other equity interests of a target. In this case, we would acquire a 100% interest in the target.

However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Since Our Sponsor, Executive Officers And Directors Will Lose Their Entire Investment In Us If Our Initial Business Combination Is Not Completed (Other Than With Respect To Public Shares They May Acquire During Or After The Initial Public Offering), And Because Our Sponsor, Executive Officers And Directors May Profit Substantially From A Business Combination Even Under Circumstances Where Our Public Shareholders Would Experience Losses In Connection With Their Investment, A Conflict Of Interest May Arise In Determining Whether A Particular Business Combination Target Is Appropriate For Our Initial Business Combination.

Our initial shareholders hold an aggregate of 7,666,667 founder shares as of the date of this report. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 12,450,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($12,450,000 in the aggregate). If we do not complete our initial business combination within the completion window, the private placement warrants will expire worthless.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Pursuant to the letter agreement, our sponsor has agreed that upon and subject to the completion of the initial business combination, 25% of the founder shares then held by the sponsor shall be considered to be newly unvested shares, which will vest only if the closing price of our Class A ordinary shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period is achieved on or after the first anniversary of the closing of the initial business combination but before the fifth anniversary (founder shares, if any, that remain unvested at the fifth anniversary of the closing of the initial business combination will be forfeited, subject to certain exceptions as described in the letter agreement). If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which in respect of our company, requires the affirmative vote of a majority of the shares represented in person or by proxy and voted at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our executive officers and directors may, subject to their fiduciary duties under Cayman Islands law, influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline for our consummation of an initial business combination nears, and the vesting structure of our sponsor’s founder shares may lead to our sponsor selecting a target which is more likely to lead to satisfying the return hurdles even if it ends up being a riskier or less suitable target. In particular, because the founder shares were purchased at a purchase price of approximately $0.004 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-business combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,996 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired as part of the units in the Initial Public Offering would lose approximately $5,000 (excluding the value of warrants included in the units) in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Certain Of Our Officers And Directors Have Or Will Have Direct And Indirect Economic Interests In Us And/Or Our Sponsor And Such Interests May Potentially Conflict With Those Of Our Public Shareholders As We Evaluate And Decide Whether To Recommend A Potential Business Combination To Our Public Shareholders.

Certain of our officers and directors may own membership interests in our sponsor and indirect interests in our Class B ordinary shares and private placement warrants which may result in interests that differ from the economic interests of the investors of the Initial Public Offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders.

We May Not Have Sufficient Funds To Satisfy Indemnification Claims Of Our Directors And Executive Officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we complete our initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Risks Associated With Acquiring And Operating A Business In Foreign Countries

If We Pursue A Target Company With Operations Or Opportunities Outside Of The United States For Our Initial Business Combination, We May Face Additional Burdens In Connection With Investigating, Agreeing To And Completing Such Initial Business Combination, And If We Effect Such Initial Business Combination, We Would Be Subject To A Variety Of Additional Risks That May Negatively Impact Our Operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If Our Management Following Our Initial Business Combination Is Unfamiliar With United States Securities Laws, They May Have To Expend Time And Resources Becoming Familiar With Such Laws, Which Could Lead To Various Regulatory Issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After Our Initial Business Combination, Substantially All Of Our Assets May Be Located In A Foreign Country And Substantially All Of Our Revenue May Be Derived From Our Operations In Any Such Country. Accordingly, Our Results Of Operations And Prospects Will Be Subject, To A Significant Extent, To The Economic, Political And Social Conditions And Government Policies, Developments And Conditions In The Country In Which We Operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange Rate Fluctuations And Currency Policies May Cause A Target Business’ Ability To Succeed In The International Markets To Be Diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We May Reincorporate In Another Jurisdiction In Connection With Our Initial Business Combination, And The Laws Of Such Jurisdiction May Govern Some Or All Of Our Future Material Agreements And We May Not Be Able To Enforce Our Legal Rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We Are Subject To Changing Law And Regulations Regarding Regulatory Matters, Corporate Governance And Public Disclosure That Have Increased Both Our Costs And The Risk Of Non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

General Risk Factors

We Are A Recently Incorporated Exempted Company With No Operating History And No Revenues, And You Have No Basis On Which To Evaluate Our Ability To Achieve Our Business Objective.

We are a recently incorporated exempted company, incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Cyber Incidents Or Attacks Directed At Us Could Result In Information Theft, Data Corruption, Operational Disruption And/Or Financial Loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes In Laws Or Regulations, Or A Failure To Comply With Any Laws And Regulations, May Adversely Affect Our Business, Including Our Ability To Negotiate And Complete Our Initial Business Combination, And Results Of Operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We Are An Emerging Growth Company And A Smaller Reporting Company Within The Meaning Of The Securities Act, And If We Take Advantage Of Certain Exemptions From Disclosure Requirements Available To “Emerging Growth Companies” Or “Smaller Reporting Companies,” This Could Make Our Securities Less Attractive To Investors And May Make It More Difficult To Compare Our Performance With Other Public Companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because We Are Incorporated Under The Laws Of The Cayman Islands, You May Face Difficulties In Protecting Your Interests, And Your Ability To Protect Your Rights Through The U.S. Federal Courts May Be Limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

We May Be A Passive Foreign Investment Company, Or “PFIC,” Which Could Result In Adverse U.S. Federal Income Tax Consequences To U.S. Investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares, rights or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. The application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our start-up year). If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We May Reincorporate In Another Jurisdiction In Connection With Our Initial Business Combination And Such Reincorporation May Result In Taxes Imposed On Shareholders, Rights Holders, Or Warrant Holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder, rights holder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder, rights holder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders, rights holders or warrant holders to pay such taxes. Shareholders, rights holders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at 601 Brickell Key Drive, Suite 700, Miami, Florida, 33131. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units are traded on Nasdaq under the symbol “JGGCU.” Our units commenced public trading on February 11, 2022. We expect that the Class A ordinary shares, rights and warrants comprising the units will begin separate trading on the Nasdaq under the symbols “JGGC,” ‘‘JGGCR” and “JGGCW,” respectively, on April 4, 2022, unless the representatives of the underwriters permit earlier separate trading and we have satisfied certain conditions. Once separate trading commences, holders will have the option to continue to hold units or to separate their units into the component pieces. No fractional warrants were or will be issued and only whole warrants trade. No fractional rights were or will be issued and only whole rights trade.

Holders

As of March 31, 2022, there was one holders of record of our units, no holders of record of our Class A ordinary shares, eleven holders of record of our Class B ordinary shares and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

On April 21, 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration for an aggregate of 5,750,000 founder shares, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In July 2021, our sponsor transferred an aggregate of 125,000 founder shares to five of our directors and an aggregate of 75,000 founder shares to one or more advisors. On January 27, 2022, we effected a share capitalization with respect to our founder shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. All founder shares will automatically convert into Class A ordinary shares upon completion of our initial business combination.

On February 15, 2022, we consummated the Initial Public Offering of 23,000,000 Units, at $10.00 per Unit, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at the initial public offering price to cover over-allotments, generating gross proceeds of $230.0 million. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, one right and one-half of one redeemable Warrant. Each holder of a right will receive one-twelfth (1/12) of a Class A ordinary share upon consummation of our initial business combination. Each whole Warrant entitles the holder thereof to purchase one whole Class A ordinary share for $11.50 per share. The Warrants will become exercisable 30 days after the consummation of our initial business combination, and will expire five years after the consummation of our initial business combination, or earlier upon redemption or liquidation. Citigroup Global Markets Inc. and Barclays Capital Inc. served as joint book-running managers for our Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333- 260483). The SEC declared the registration statement effective on February 10, 2022.

Simultaneously with the consummation of the Initial Public Offering on February 15, 2022, we completed the Private Placement of 12,450,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds to us of $12,450,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the private placements. The Private Placement Warrants are identical to the Warrants underlying the units, except that the Private Placement Warrants (and the Class A ordinary shares underlying The Private Placement Warrants) will be subject to transfer restrictions until 30 days after the completion of our initial business combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights.

In connection with the Initial Public Offering, we incurred offering costs of $12.65 million, inclusive of $8.05 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering and over-allotment expenses, $234.6 million of the net proceeds from the Initial Public Offering and certain of the proceeds from the Private Placement (or $10.20 per Unit sold in the Initial Public Offering) have been deposited in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of our public shareholders. As of the date of this report, we have approximately $1.15 million of cash held outside of the trust account for working capital. The outstanding loan of $250,000 from our sponsor was repaid upon the closing of the Initial Public Offering out of the offering proceeds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus.

Except for the withdrawal from the trust account of interest earned on the funds held therein necessary to pay our taxes, if any, the funds in the trust account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until August 15, 2023).

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this report.

Overview

We are a blank check company incorporated on March 31, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to any forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

As indicated in the accompanying financial statements, as of December 31, 2021, we had $33,640 of cash, and deferred offering costs of $396,046. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results Of Operations And Known Trends Or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception up to December 31, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We may generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Since the date of the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially since the Initial Public Offering.

For the period from March 31, 2021 (inception) through December 31, 2021, we had a net loss of $39,954, all consisting of formation and operating expenses.

Liquidity And Capital Resources

As of December 31, 2021, we had cash of $33,640 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel and structure, negotiate and complete a Business Combination.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through (i) $25,000 paid by our initial shareholders to cover certain of our offering costs in exchange for the issuance of the founder shares to our initial shareholders and (ii) the receipt of loans to us of up to $300,000 by our sponsor under an unsecured amended and restated promissory note. As of December 31, 2021, we have borrowed approximately $250,000 under the amended and restated promissory note with our sponsor. The outstanding loan of $250,000 was repaid upon the closing of the Initial Public Offering out of the offering proceeds.

On February 15, 2022, we consummated the Initial Public Offering of 23,000,000 Units, at $10.00 per Unit, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at the initial public offering price to cover over-allotments, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $12.65 million, inclusive of $8.05 million in deferred underwriting commissions. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 12,450,000 warrants at a price of $1.00 per warrant (“Private Placement Warrants”) to the Sponsor, generating gross proceeds of $12.45 million. Upon the closing of the Initial Public Offering and the Private Placement on February 15, 2022, $234.6 million of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account. We incurred offering costs of approximately $12.65 million, inclusive of $8.05 million in deferred underwriting commissions.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, if any, (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the $2,575,000 of proceeds held outside the trust account, as well as certain funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from our sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $1,000,000 for directors and officers liability insurance premiums; $825,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $282,000 for legal and accounting fees related to regulatory reporting obligations; $240,000 for office space, administrative and support services; $75,000 for Nasdaq continued listing fees; and $153,000 for general working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-balance Sheet Arrangements; Commitments And Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. Commencing on February 10, 2022 we agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative services, research and other services provided to us and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees.

No unaudited quarterly operating data is included in this Annual Report as we have not conducted any operations to date.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480. Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

Net Loss per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods.

The shares of Class B Ordinary Shares will automatically convert into shares of Class A Ordinary Shares at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment.

The Company’s statement of operations includes a presentation of loss per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share.

Adjustment associated with the redeemable shares of Class A Ordinary Shares is excluded from loss per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The net proceeds of the Initial Public Offering and the sale of the private placement warrants have been and will only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We will account for the 23,950,000 warrants to be issued in connection with the Initial Public Offering (the 11,500,000 warrants included in the units and the 12,450,000 private placement warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations.

Accordingly, changes in the fair value of the warrants each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this report beginning on page F-1 and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, respectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gary R. Garrabrant	64	Chairman and Chief Executive Officer
Thomas J. McDonald	57	President and Director
Anthony R. Page	58	Chief Financial Officer
Thomas D. Hennessy	37	Director
M. Joseph Beck	36	Director
Michael Berman	63	Independent Director
Craig Hatkoff	67	Independent Director
Jason H. Lee	51	Independent Director
Martha Notaras	61	Independent Director
Christine Zhao	49	Independent Director

Gary R. Garrabrant is our Chairman and Chief Executive Officer. Mr. Garrabrant is the Chief Executive Officer and co-founder of Jaguar, as well as JGP. Mr. Garrabrant has been the Chief Executive Officer of Jaguar, as well as JGP since their formation in 2013. Prior to the creation of Jaguar, Mr. Garrabrant co-founded Equity International in 1999 and was Chief Executive Officer and Director from 1996 to 2012. He was the principal architect of Equity International, providing strategic direction and overseeing all of the company’s activities and investment portfolio. From 1996 to 1999, Mr. Garrabrant was Executive Vice President of Equity Group Investments, responsible for private investments and capital markets, leading the acquisition of California Real Estate Investment Trust and the creation of Capital Trust. Previously Mr. Garrabrant co-founded Genesis Realty Capital Management and held leadership roles in the investment banking divisions of Chemical Bank and Bankers Trust Company. Mr. Garrabrant served as Chairman, Vice Chairman and Director of a number of companies spanning multiple continents across various sectors, including office, industrial and retail property, logistics, homebuilding, specialty finance, investment management and hospitality. Mr. Garrabrant is a former member of the University of Cambridge Real Estate Finance Advisory Board and the University of Notre Dame Mendoza College of Business Advisory Council, where he conceived and established the Garrabrant International Internship Program. He is a former Advisory Board member of the Kellogg Institute for International Studies at Notre Dame. He is a member of the Misericordia Advisory Board and the Endowment Investment Committee, a trustee of the Naples Children & Education Foundation (sponsor of the Naples Winter Wine Festival), a member of the Peconic Land Trust President’s Council and a supporter of the Ovarian Cancer Translational Gene Program at Mount Sinai Medical Center. Mr. Garrabrant graduated from the University of Notre Dame with a B.B.A. in Finance and completed the Dartmouth Institute at Dartmouth College. Mr. Garrabrant is well qualified to serve as director because he brings over two decades of experience, leadership, and knowledge from his time as CEO and co-founder of both Equity International and JGP. He has a strong track record of investing in diversified sectors such as retail, logistics, homebuilding, hospitality, healthcare, specialty finance, real estate and technology.

Thomas J. McDonald is our President and one of our directors. Mr. McDonald is co-founder of Jaguar and JGP. Mr. McDonald has been Managing Partner of Jaguar as well as Managing Partner and Head of Americas of JGP since their formation in 2013. Mr. McDonald has served as a managing member of Jaguar Growth Asset Management, LLC since 2013. Mr. McDonald serves as a director for Hoteles City Express (BMV: HCITY) and Bresco, and previously for Vesta (BMV: VESTA), Aliansce Sonae Shopping Centers SA (BZ: ALSO3), Gafisa (NYSE: GFA), BR Malls (BZ: BRML3), Tenda (BZ: TNDA3), Parque Arauco (SNSE: PARAUCO), Bracor, AGV Logistics, and Brazilian Finance and Real Estate. Prior to the creation of Jaguar, Mr. McDonald was the Chief Strategic Officer of Equity International. He was primarily responsible for developing its collaborative, partner-oriented investment style through establishing, building and optimizing relationships, as well as coordinating investment and portfolio management activities. From 1997 to 1999, Mr. McDonald was Executive Vice President of Anixter International (NYSE: AXE) responsible for global sales. From 1993 to 1997, Mr. McDonald resided in Argentina and was responsible for establishing operating businesses for Anixter in Brazil, Argentina, Chile, Venezuela and Colombia. Previously Mr. McDonald resided in Mexico and Puerto Rico, holding operating and business development leadership roles with American Airlines and Quadrum SA de CV. Mr. McDonald is a member of the University of Chicago’s Booth School of Business Global Advisory Board. Mr. McDonald founded, was past president and is now a board member of Coprodeli USA, a non-profit supporting the integral development of Peru’s impoverished. Mr. McDonald is fluent in Spanish and Portuguese and conversant in French. Mr. McDonald graduated from the University of Notre Dame and received his M.B.A. from the University of Chicago’s Booth School of Business. Mr. McDonald is well qualified to serve as director due to his extensive experience in private equity investing in emerging markets over the past 23 years and his extensive public company, private company and non-for-profit board experience.

Anthony R. Page, our Chief Financial Officer, has been the Chief Risk Officer of JGP since February 2022 and previously served as JGP’s Head of Risk Management from January 2021 to February 2022 and senior advisor from 2015 to 2020. From 2006 to 2010, Mr. Page served as Senior Vice President and Director of Commercial Mortgage Investments for Capstead Mortgage Corporation (NYSE: CMO). From 2001 to 2015, Mr. Page served as Managing Partner of Perimone Investment Partners. From 1996 to 2000, Mr. Page was a principal at Apollo Real Estate Advisors focusing on international investments while residing in New York and Hong Kong. Prior to that, Mr. Page served as the Chief Financial Officer for Boston-based Winthrop Financial Associates and First Winthrop Corporation. Mr. Page serves on the boards of directors of Brilliant China (a leading integrated developer, operator, and investment manager of logistics warehouses and related industrial properties in China), the Dallas Housing Finance Corp., the McKinney Avenue Transit Authority, and Uptown Dallas Inc., as well as the University of Virginia McIntire School of Commerce Advisory Board. Mr. Page is a CFA Charterholder, a Chartered Alternative Investment Analyst, was previously a certified public accountant, graduated from the University of Virginia with a B.S. in Commerce and completed the Advanced Management Development Program at the Harvard University Graduate School of Design.

Thomas D. Hennessy, one of our directors, currently serves as Chairman, Co-Chief Executive Officer and President of PTIC, a special purpose acquisition company targeting businesses in the real estate technology industry. From November 2019 to December 2020, he served as Chairman, Co-Chief Executive Officer and President of PTAC, a special purpose acquisition company, which in December 2020 closed an initial business combination with Porch.com, Inc. and is now known as Porch Group, Inc. (NASDAQ: PRCH), or Porch, a leading software and services platform for the home inspection and home service industries, and served as a director from December 2020 to August 2021. Mr. Hennessy has served as a Managing Partner of Growth Strategies of Hennessy Capital Group, since July 2019. He has served as a director of VII, a special purpose acquisition company targeting the technology industry, since December 2020. From September 2014 to July 2019, Mr. Hennessy served as a Portfolio Manager of ADIA. Mr. Hennessy also created and led ADIA’s PropTech investment mandate, which included committing equity to PropTech. Mr. Hennessy is the son of Daniel J. Hennessy, one of our advisors. Mr. Hennessy holds a B.A. degree from Georgetown University and an M.B.A. from the University of Chicago Booth School of Business.

M. Joseph Beck, one of our directors, has served as the Co-Chief Executive Officer, Chief Financial Officer and director of PTIC since December 2020. From November 2019 to December 2020, he served as Co-Chief Executive Officer, Chief Financial Officer and director of PTAC. Mr. Beck has served as a Managing Partner of Growth Strategies of Hennessy Capital Group, since July 2019. He has served as a director of VII, since December 2020. From August 2012 to July 2019, Mr. Beck served as a Senior Investment Manager of ADIA. From July 2008 to August 2012, Mr. Beck served in the Investment Banking Division of Goldman, Sachs & Co., where he focused on mergers and acquisitions for companies in the real estate sector as well as public and private financings of equity, debt and structured products. Mr. Beck holds a B.A. degree from Yale University.

Michael Berman, one of our independent directors, is the Chief Executive Officer of MB Capital Associates, a private company focused on public and private investments and consultancy assignments. From 2011 to 2018, Mr. Berman was the Chief Financial Officer and Executive Vice President of General Growth Properties, where he was responsible for capital markets, finance, treasury, accounting, tax, technology, investor relations and corporate communications functions. Mr. Berman served as Executive Vice President and Chief Financial Officer of Equity LifeStyle Properties (formerly Manufactured Home Communities) from September 2003 until November 2011. He was responsible for ELS’s capital markets, finance, treasury, accounting, tax, technology, and investor relations functions. Mr. Berman was a member of the investment banking department at Merrill Lynch & Co. from 1989 until 2002 and participated in numerous capital market, financing and advisory transactions primarily in the real estate industry. Mr. Berman is a member of the Board of Directors and the Audit Committee Chair of Brixmor Property Group Inc. (NYSE: BRX), a real estate investment trust that operates a portfolio of shopping centers. He is a member of the Board of Directors, the Audit Committee Chair and a member of the Governance and Nominating Committee of Skyline Champion Corp. (NYSE: SKY), a factory-built housing company. Mr. Berman was also a member of the Board of Directors and member of the Audit and Compensation committees of Mack-Cali Realty Corporation (NYSE: CLI), a real estate investment trust, from 2020 to 2021. Mr. Berman holds an M.B.A. from Columbia University Graduate School of Business, a J.D. from Boston University School of Law and a bachelor’s degree from Binghamton University in New York. Mr. Berman founded an investment management firm focused on real estate securities and was an associate professor at the New York University Real Estate Institute. He has previously served as a member of the Urban Land Institute and the Columbia Business School Real Estate Advisory Board.

Craig Hatkoff, one of our independent directors, has served as Executive Chairman of LEX Markets, a real estate and alternative asset fintech start-up, since April 2019. Mr. Hatkoff is nominated to become a director for Monmouth Real Estate Investment Corporation. Mr. Hatkoff serves on the Board of SL Green Realty Corp. (NYSE: SLG), a public real estate investment trust and the largest owner of commercial real estate in Manhattan since 2011. He also serves as the Chairman of Turtle Pond Publications. Previously, Mr. Hatkoff was the Co-Head of the Real Estate Investment Banking Unit of Chemical Bank and Mr. Hatkoff served as a director of Subversive Capital Acquisition Corp. (NEOSVX: U), a cannabis focused SPAC which acquired CMG Partners Inc. and Left Coast Ventures, Inc. Mr. Hatkoff served on the Board of Colony Capital, Inc., (NYSE: CLNY), a public real estate investment trust that focuses on global digital infrastructure from 2019 to 2021. He served as a director of Taubman Centers, Inc. (NYSE: TCO), a real estate investment trust engaged in the ownership, management and leasing of retail properties, from May 2004 to January 2019. Mr. Hatkoff also co-founded the Tribeca film festival in 2002. Mr. Hatkoff was a Co-Founder and director of Capital Trust, Inc., a real estate investment management company, from 1997 to 2010.

Jason H. Lee, one of our independent directors, is currently Co-Chairman of Brilliant China. Mr. Lee, along with his partners, acquired Brilliant in 2020. Prior to Brilliant, Mr. Lee was with The Carlyle Group, a global private equity investment firm, for 22 years most recently as Managing Director-Partner and Head of Asia Real Estate based in Hong Kong where he founded Carlyle Asia Real Estate in 2001. During Mr. Lee’s 17 years with Carlyle in Hong Kong, Carlyle invested in over $6 billion of real estate assets throughout Asia, including China, Korea and Japan, and Australia through various real estate funds, partnerships and separate accounts across core plus, value add and opportunistic strategies. Mr. Lee began his career at Carlyle in 1996 becoming a Principal with Carlyle’s U.S. Real Estate group based in Washington, D.C. and making opportunistic real estate investments in the U.S. through two real estate private equity funds, Carlyle Realty Partners I and II. Before joining Carlyle, Mr. Lee worked for The Argo Partnerships in New York, two opportunistic real estate investment funds focused on North America, sponsored by The O’Connor Group and J.P. Morgan. Prior to The Argo Partnerships, Mr. Lee worked for Disney Development Company, the real estate arm of The Walt Disney Company, in California. Mr. Lee received a B.S. in Business Administration from the Hass School of Business at the University of California, Berkeley and an M.B.A. from Harvard Business School.

Martha Notaras, one of our independent directors, is a Managing Partner at Brewer Lane Ventures, investing in early stage insurtech and fintech companies. Ms. Notaras serves on the boards of Cowbell Cyber, an artificial intelligence-driven cyber insurance platform; Lynk, which uses artificial intelligence to deliver its “knowledge as a service” platform; and Cape Analytics, which delivers highly accurate property data derived from imagery via machine learning. Ms. Notaras serves on the boards of directors of Palomar Holdings Inc. (NASDAQ: PLMR), which provides catastrophe insurance for personal and commercial property, and ATTOM Data Solutions, a leading provider of property data to the real estate, financial services and insurance markets.

Prior to joining Brewer Lane, Ms. Notaras was Partner at XL Innovate, investing in early stage insurtechs, including Lemonade, which had a successful initial public offering in 2020, Embroker, Zendrive and Pillar Technologies. Previously, Ms. Notaras ran corporate development for the business analytics division of the Daily Mail, where she participated in the acquisitions of 20 companies, including insurtech pioneer Risk Management Solutions. Ms. Notaras has served as board director for many early and growth stage companies, including those in fintech, insurtech, proptech, edtech and digital media. Ms. Notaras’ prior experience includes investment banking at Merrill Lynch and commercial banking at Credit Suisse. Ms. Notaras earned her A.B. cum laude from Princeton University and her MBA from Harvard Business School, where she was a Baker Scholar, awarded for graduating in the top five percent of the class.

Christine Zhao, one of our independent directors, currently serves as the Chief Financial Officer and as a member of the board of directors at Edoc Acquisition Corp. (NASDAQ: ADOC), a healthcare focused SPAC. Ms. Zhao is also a director and Audit Committee Chair of D and Z Media Acquisition Corp. (NYSE: DNZ), a special purpose acquisition company focused on media and education technology, since 2021. Ms. Zhao also serves as a venture partner at YuanMing Capital, a cross-border venture capital and private equity fund, and previously served as a Managing Partner at the fund from September 2016 to September 2017. Additionally, since August 2021, Ms. Zhao has served as a managing director and Chief Financial Officer for Tiedemann Advisors, a wealth management company based in New York, which in September 2021 announced that it had entered into a definitive business combination agreement with Alvarium Investments Limited and Cartesian Growth Corporation (NASDAQ: GLBL), a special purpose acquisition company, to combine and form Alvarium Tiedemann Holdings (“AlTi”). If the proposed business combination is consummated, Ms. Zhao will serve as Chief Financial Officer of AlTi. Mrs. Zhao is a member of the board of directors of BeyondSpring (NASDAQ: BYSI), a biopharma company, and Urban FT, a private fintech company, since 2016. She is a board member of several non-profit organizations, including Volunteers of America—Greater New York, the Chinese Finance Association and Asian Pacific American Advocates Westchester & Hudson Valley Chapter. She is also a founding board member of the American Chinese Unite Care. Ms. Zhao has extensive experience in China, having been the Group Chief Financial Officer of Best Inc. (NYSE: BEST). Previously, she was a Managing Director in Bank of America Merrill Lynch and Executive Director at JPMorgan, where she held regional CFO/COO roles in transaction banking and corporate banking units, and senior positions across treasury, liquidity/capital management and risk management functions at the bank’s headquarters.

Advisors

In addition to the management team and board of directors described above, our advisors devote their time and expertise to the pursuit and execution of an initial business combination. These advisors include:

Daniel J. Hennessy, one of our advisors, is the Founder and the Managing Member of Hennessy Capital Group, an alternative investment firm founded in 2013 that focuses on investing in sustainable and real estate technology. He currently serves as Senior Advisor at PTIC and VII. Since September 2021, Mr. Hennessy has served as Chairman and CEO of Hennessy Capital Investment Corp. VI, which in September 2021 closed its initial public offering of $300 million. Since January 2021, Mr. Hennessy has served as Chairman and CEO of Hennessy Capital Investment Corp. V, which in January 2021 closed its initial public offering of $345 million. From March 2019 to December 2020, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, which in December 2020 closed its initial business combination with Canoo Holdings Ltd. Mr. Hennessy has served as a director of SIRVA Worldwide Relocation & Moving since August 2018. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, now known as US Ecology, Inc. (NASDAQ: ECOL) and served as a director from January 2017 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and since February 2017, has served as its Vice Chairman. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he co-founded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is the father of Thomas D. Hennessy, a director.

Betty Liu, one of our advisors, is the Chairman, President, and Chief Executive Officer for D and Z Media Acquisition Corp. Ms. Liu is a highly accomplished entrepreneur, journalist, producer, and corporate executive with more than 25 years of professional experience working domestically and internationally. Her extensive background in financial journalism and professional education content, and later as a senior executive at Intercontinental Exchange (ICE), has provided Ms. Liu connectivity and access to C-suite executives and directors across a variety of industries and geographies, domestically and internationally, particularly in Asia. Ms. Liu most recently served as the Executive Vice Chairman of the NYSE Group and Chief Experience Officer for NYSE’s parent company, ICE. She was also a member of the NYSE Group board of directors. Ms. Liu oversaw the NYSE’s digital marketing operations, including customer-centric messaging, branding, digital events, and other core growth initiatives that were linear to the company’s long-term strategy. In this capacity, Ms. Liu directly managed the development of the Investor Access series, ICE CEO Forum, and monthly C-suite engagement events, which collectively brought together more than 1,600 senior executives of some of the largest publicly-listed companies, including senior executives within the media and ed-tech sectors. In addition to her role in marketing and strategy, through her role at the NYSE, Ms. Liu was actively involved in more than 25 initial public offerings, including some of the largest listings in recent history for companies such as Uber (NYSE: U), Pinterest (NYSE: PINS), and Tencent Music (NYSE: TME). Because of her background and connectivity, Ms. Liu was closely consulted and heavily involved in the planning process for several media and technology businesses as they evaluated considerations regarding becoming a public company. Prior to ICE, Ms. Liu served as the Founder and Chief Executive Officer of Radiate, an online, subscription-based ed-tech company focused on leadership, business, and personal development strategies for millennial managers and executives. As the Founder, Ms. Liu led day-to-day operations of the business and scaled the platform from concept to more than 20,000 monthly active professional subscribers in less than 2 years. Ms. Liu led the company through multiple rounds of venture-backed capital raises from notable venture capital investors, such as RSE Ventures and University Ventures. Radiate was acquired by ICE in 2018.

From 2007 to 2018, Ms. Liu was an award-winning business journalist, serving as a leading anchor and editor-at-large for Bloomberg Television and Bloomberg in New York City. Ms. Liu hosted “In the Loop” and developed several franchises including “Titans at the Table,” which focused on leaders in finance, markets, entertainment, and business. Ms. Liu was the sole anchor since In the Loop’s inception in 2009. Before joining Bloomberg, Ms. Liu was an anchor for CNBC Asia based in Hong Kong, serving as part of the leadership group which helped build CNBC Asia into a market-leading news network within the region. Prior to 2007, Ms. Liu was the Atlanta Bureau Chief for the Financial Times, served as the Taiwan Bureau Chief for Dow Jones Newswires, and separately was their Hong Kong-based regional correspondent. In 1997, she received a Dow Jones Newswires Award for her coverage of the Asian financial crisis. Ms. Liu earned a Bachelor of Arts from the University of Pennsylvania.

Scott F. Meadow, one of our advisors, is a Clinical Professor of Entrepreneurship at the University of Chicago Booth School of Business teaching over 10,000 students in Entrepreneurship, Innovation, Private Equity and Venture Capital. Mr. Meadow has over 30 years of experience as a general partner with four venture capital and private equity firms. Since 2005, Mr. Meadow has been an associate partner of The Edgewater Funds, a private equity partnership with Lazard Frères, specialized in middle market growth capital investments and with over $1.0 billion in capital under management. From 1995 to 2003, Mr. Meadow was a general partner for Sprout Group, the venture affiliate of Donaldson, Lufkin, & Jenrette (DLJ), which has raised nearly $3.0 billion in committed capital from leading institutional investors. From 1992 to 1995, Mr. Meadow was a general partner for Frontenac Company, Chicago-based private equity firm that raises capital from investors with long investment horizons. Since its inception, the firm has managed over 200+ family business transitions. From 1983 to 1992, Mr. Meadow served as a partner and a general partner for William Blair & Company, a full line investment banking partnership

Edward Shenderovich, one of our advisors, is the Founder and Managing Director of Essential Capital, an early-stage investment company which counts urban transformation as one of its focus areas. Prior to Essential Capital, he founded and was the Managing Partner of Kite Ventures, a venture capital firm specializing in marketplace and transactional network investments, including Darberry (acquired by Groupon), Fyber, Delivery Hero, Plated and Tradeshift. Prior to Kite Ventures, he was a founding executive and the Head of Strategic Development at SUP, a Moscow-based Internet company. He is the co-founder and former Chairman of Knotel, a NYC-based flexible workplace company, now a division of Newmark (NASDAQ: NMRK). He is also a former board member of Merchantry, Inc, a SaaS marketplace enablement company, Tradeshift, Inc, a supplier collaboration platform, and Delivery Hero Holding GmbH (ETR: DHER), a multinational online food-delivery service based in Berlin, Germany, and other technology businesses. He also served as a founding executive for SUP Media ZAO, a media company.

Evan Wray, one of our advisors, is the Co-Founder and Chief Executive Officer of Mavely, a venture backed social commerce platform that drives new customers acquisition for DTC and retail brands since 2019. Additionally, since 2017, Mr. Wray has served as a Venture Partner for Trail Mix Ventures, a leading early stage holding company overseeing two venture funds focused on ideas that will transform industries and inspire new ones. Through Trail Mix Ventures, Mr. Wray is board observer of four portfolio companies across food logistics, recycling networks, mobile gaming and D2C ecommerce. In 2012, Mr. Wray co-founded Swyft Media, the first emoji ad network, and served as Co-Founder and Chief Executive Officer from 2012 to 2015. In 2015, Monotype Imaging (NASDAQ: TYPE) acquired Swyft, where Evan continued to lead the organization as the VP of the newly formed Consumer Division. From 2016 to 2019, he was founding partner of Irish Beef, a quick service restaurant franchise focused on implementing culture and technology to accelerate growth. Irish Beef was acquired by Equicorp Partners in 2019. In addition, Evan sits on the Venture Builders Advisory Board at the University of Notre Dame, where he received a BA in Economics in 2012.

Number and Terms of Office of Officers and Directors

Our board of directors consists of nine members. Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Martha Notaras and Jason H. Lee will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Craig Hatkoff, Christine Zhao and Michael Berman will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Gary R. Garrabrant, Thomas J. McDonald, Thomas D. Hennessy and M. Joseph Beck, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than 10% of a registered class of our equity securities, who collectively we generally refer to as insiders, to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such insiders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports filed with the SEC, one Form 3s filed by each of our insiders was inadvertently filed late following our Initial Public Offering.

Code of Ethics

We adopted a code of ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our code of business conduct and ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. A copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each of our audit committee, our nominating committee and our compensation committee is composed solely of independent directors.

Audit Committee

Our audit committee consists of Christine Zhao, Michael Berman and Martha Notaras, and Michael Berman who serves as chair of the audit committee. Our board of directors has determined that Christine Zhao, Michael Berman and Martha Notaras are independent. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to::

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

Our nominating and corporate governance committee consists of Michael Berman, Christine Zhao and Craig Hatkoff, and Michael Berman who serves as chairman of the nominating committee. Our board of directors has determined that Michael Berman, Christine Zhao and Craig Hatkoff are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines For Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Our Compensation Committee consists of Martha Notaras, Jason Lee and Craig Hatkoff, and Martha Notaras who serves as chairwoman of the compensation committee. Martha Notaras, Jason Lee and Craig Hatkoff are independent. Our compensation committee charter details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s and Chief Financial Officer’s, evaluating our Chief Executive Officer’s and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and/or annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement, to the extent required; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

Item 11.	Executive Compensation

During 2021 none of our executive officers or directors have received any compensation for services rendered to us, except our independent directors, who received an aggregate of 125,000 founder shares, and our advisors, who received an aggregate of 75,000 founder shares, in July 2021. Other than the aggregate 200,000 founder shares transferred to our independent directors and advisors, no compensation of any kind, including finders or other similar fees, will be paid to any of our Sponsor, Chief Executive Officer, Chief Financial Officer and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services, research and other services provided to us in the amount of $10,000 per month. In addition, certain affiliates of our sponsor will be entitled to reimbursement for any out-of-pocket expenses (or an allocable portion thereof), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any share options or share appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers, directors and director nominees that beneficially owns ordinary shares; and

•	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of this report. Information is based on 30,666,667 ordinary shares outstanding as of March 31, 2022, of which 23,000,000 were Class A ordinary shares and 7,666,667,000 were Class B ordinary shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Shares
Jaguar Global Growth Partners I, LLC (our sponsor)(3)	7,466,667	24.3%
Gary Garrabrant(3)	—	—
Thomas McDonald(3)	—	—
Thomas D. Hennessy(3)	—	—
M. Joseph Beck(3)	—	—
Anthony R. Page	—	—
Michael Berman	25,000	*
Craig Hatkoff	25,000	*
Jason H. Lee	25,000	*
Martha Notaras	25,000	*
Christine Zhao	25,000	*
All officers, directors and director nominees as a group (10 individuals)	125,000	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 601 Brickell Key Drive, Suite 700, Miami, Florida 33131.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”

(3)

The shares reported herein are held in the name of our sponsor. Our sponsor is governed by an Operating Agreement entered into by the Members. As such, Mr. Garrabrant, Mr. McDonald, Mr. Hennessy and Mr. Beck share equally in the voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor

Our initial shareholders beneficially own 25% of the then issued and outstanding ordinary shares as of the date of this annual report and will have the right to elect all of our directors and to vote to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors or to vote to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our initial shareholders have agreed (a) to vote any founder shares and public shares held by them in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by them in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13.	Certain Relationships and Related Transactions

On April 21, 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration for an aggregate of 5,750,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the issued and outstanding shares upon completion of the Initial Public Offering. On January 27, 2022, we effected a share capitalization with respect to our Class B ordinary shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 12,450,000 private placement warrants for a purchase price of $1.00 per whole warrant ($12,450,000) in a private placement that closed simultaneously with the closing of the Initial Public Offering. As such, our sponsor’s interest in this transaction is valued at $12,450,000. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

We currently maintain our executive offices at 601 Brickell Key Drive, Suite 700, Miami, Florida, 33131. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On April 21, 2021, we issued a promissory note to our Sponsor and an affiliate of our Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. On April 21, 2021, we borrowed $150,000 under the promissory note. On November 8, 2021, we completed a draw of $100,000 on the promissory note. The outstanding note payable balance immediately after the draw was $250,000. On December 31, 2021, the promissory note matured per the original terms which was payable on earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 20, 2022, we entered into an amendment of the promissory note. Under the terms of the amended and restated promissory note, the payment date of December 31, 2021 set forth in the promissory note was mutually waived and the maturity date was amended to the earlier of (i) June 30, 2022 and (ii) the completion of the Initial Public Offering. The outstanding loan of $250,000 was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering and other expenses (other than underwriting commissions) and amounts held outside of the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, for our sponsor to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Related Party Policy

Our related party transactions policy provides for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Craig Hatkoff, Christine Zhao, Martha Notaras, Michael Berman and Jason H. Lee are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14.	Principal Accounting Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees

Audit Fees consist of fees billed for professional services rendered for the audit of our Initial Public Offering, audit of our year-end financial statements and quarterly review services. Audit Fees for professional services provided by our independent registered public accounting firm from inception through December 31, 2021 include:

For the period from March 31, 2021 (inception) through December 31, 2021
Audit Fees	$98,365

Total Fees	$98,365

Audit Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees

We did not pay WithumSmith+Brown, PC for tax planning and tax advice during the year ended December 31, 2021.

All Other Fees

We did not pay WithumSmith+Brown, PC for other services during the year December 31, 2021.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Audit Committee Approval

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this Form 10-K:

(1)    Financial Statements:

See the accompanying Index to Financial Statements on page F-1.

(2)    Financial Statement Schedules:

None.

(3)    The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on February 1, 2022).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on February 1, 2022).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on February 1, 2022).

4.4	Warrant Agreement, dated February 10, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

4.5	Specimen Rights Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S 1/A filed on February 1, 2022).

4.6	Rights Agreement, dated as of February 10, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8 K filed on February 16, 2022).

4.7	Description of Registrant’s Securities.

10.2	Investment Management Trust Agreement, dated as of February 10, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.3	Registration and Shareholder Rights Agreement, dated as of February 10, 2022, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.4	Letter Agreement, dated as of February 10, 2022, among the Company, the Sponsor and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.5	Administrative Services Agreement, dated February 10, 2022, between the Company and Jaguar Global Growth Partners I, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.6	Form of Indemnification Agreement, dated February 10, 2022, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.7	Securities Subscription Agreement, dated April 21, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on February 1, 2022).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 16.	Form 10-K Summary

None.

I

(1)	All supplemental schedules have been omitted since the information is either included in the financial statement or the notes thereto or they are not required or are not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Jaguar Global Growth Corporation I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jaguar Global Growth Corporation I (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 31, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 31, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2022

PCAOB ID Number 100

JAGUAR GLOBAL GROWTH CORPORATION I

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets:
Cash	$33,640
Prepaid expenses	3,070

Total current assets	36,710
Deferred offering costs associated with proposed public offering	396,046

Total assets	$432,756

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,780
Accrued expenses	167,037
Due to related party	3,893
Note payable	250,000

Total liabilities	447,710

Commitments and Contingencies
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding (1)	767
Additional paid-in capital	24,233
Accumulated deficit	(39,954)

Total shareholders’ deficit	(14,954)

Total Liabilities and Shareholders’ Deficit	$432,756

(1)	This number includes an aggregate of up to 1,000,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).

On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares.

The accompanying notes are an integral part of these financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$39,954

Net loss	(39,954)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted (1)	6,666,667

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

(1)	This number excludes an aggregate of up to 1,000,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).

On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares.

The accompanying notes are an integral part of these financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of March 31, 2021 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	(39,954)	(39,954)

Balance as of December 31, 2021	7,666,667	$767	$24,233	$(39,954)	$(14,954)

(1)	This number includes an aggregate of up to 1,000,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).

On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares.

The accompanying notes are an integral part of these financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities
Net Loss	$(39,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating expenses funded by related party	3,893
Prepaid expenses	(3,070)
Accrued offering and formation costs	25,428

Net cash used in operating activities	(13,703)

Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from note payable	250,000
Offering costs paid	(227,657)

Net cash provided by financing activities	47,343

Net increase in cash	33,640
Cash - beginning of period	—

Cash - end of period	$33,640

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$26,780

Deferred offering costs included in accrued offering costs and expenses	$141,609

The accompanying notes are an integral part of these financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Organization and General

Jaguar Global Growth Corporation I (the “Company”) is a blank check company incorporated in Cayman Islands on March 31, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 31, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the proposed initial public offering and efforts to identify and complete a business combination, described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On February 15, 2022, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant (rights are included inside the warrant, each holder of a right will receive one-twelfth (1/12) of a Class A ordinary share upon consummation of the Company’s initial business combination, see Note 7 for details) of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is described in Note 3. The Company’s sponsor is Jaguar Global Growth Partners I, LLC, a Delaware limited liability company (the “Sponsor”).

Each holder of a right will receive one-twelfth (1/12) of a Class A ordinary share upon consummation of the Company’s initial business combination. In the event that the Company will not be the survivor upon completion of its initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twelfth (1/12) share underlying each right (without paying any additional consideration) upon consummation of the business combination. If the Company is unable to complete an initial business combination within the required time period and the Company liquidates the funds held in the trust account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a rights holder must have 12 rights in order to receive a Class A ordinary share at the closing of the Company’s initial Business Combination.

Simultaneously with the closing of the Initial Public Offering and pursuant to the private placement warrants purchase agreement, the Company completed the private sale of 12,450,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $12,450,000, which is described in Note 5.

Following the closing of the Initial Public Offering on February 15, 2022, an amount of $234,600,000 ($10.20 per Unit) of the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, comprised of $230,000,000 of the proceeds from the Initial Public Offering (which includes $8,050,000 of the underwriter’s deferred fees) and $12,450,000 of the proceeds of the sale of Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of the Class A Ordinary Shares included in the Units (the “Public Shares”) if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering, subject to applicable law; or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the Initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Proposed Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Proposed Public Offering, including the proceeds from the sale of the private placement warrants and the sale of forward purchase units, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Proposed Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Proposed Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Proposed Public Offering (the “Combination Period”) and the Company’s shareholders have not amended the Memorandum and Articles of Association to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters of the Company’s initial public offering have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Company’s sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $33,640 in cash and a working capital deficiency of $411,000. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from its Sponsor in exchange for the issuance of the Founder Shares and the loan of up to $250,000 from the Sponsor pursuant to the Note (see Note 5). The Note was repaid on February 15, 2022, upon the closing of the Initial Public Offering out of the offering proceeds. Subsequent to the Initial Public Offering, the Company has sufficient cash held outside of the Trust Account to meet its obligations. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $33,640 in cash and no cash equivalents as of December 31, 2021.

Deferred Offering Costs Associated with the Proposed Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be allocated to the Class A ordinary shares upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1- Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2- Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets of liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3- Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

See Note 7 for a description of the rights of holders of each class of the Company’s ordinary shares. The Company’s basic and diluted loss per share are calculated as follows:

For The Period From March 31, 2021 (Inception) Through December 31, 2021
Allocation of net loss	$(39,954)
Weighted average shares outstanding	6,666,667

Basic and diluted net loss per ordinary share	$(0.01)

On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 7,666,667 founder shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture.

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options,” which among other things adds certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity, which is expected to result in more freestanding instruments and embedded features to qualify for equity accounting treatment. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on February 15, 2022, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share, one right and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment (See Note 7). Each right entitles the holder thereof to receive one-twelfth (1/12) of one Class A Ordinary Share upon the consummation of the initial Business Combination.

Each holder of a right will receive one-twelfth (1/12) of a Class A ordinary share upon consummation of the Company’s initial business combination. In the event that the Company will not be the survivor upon completion of its initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twelfth (1/12) share underlying each right (without paying any additional consideration) upon consummation of the business combination. If the Company is unable to complete an initial business combination within the required time period and the Company liquidates the funds held in the trust account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a rights holder must have 12 rights in order to receive a Class A ordinary share at the closing of the Company’s initial business combination (see Note 7).

On February 15, 2022, the Company paid an underwriting discount of 2% of the per Unit offering price to the underwriter at the closing of the Initial Public Offering, based upon the number of Units sold. An additional 3.5% of the gross proceeds of the Initial Public Offering will be payable to the underwriter upon the Company’s completion of an Initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

NOTE 4. PRIVATE PLACEMENT WARRANTS

Private Placement Warrants

On February 10, 2022, the Sponsor agreed to purchase an aggregate of 11,250,000 Private Placement Warrants (or 12,450,000 Private Placement Warrants if the underwriter’s over-allotment option is exercised in full), at a price of $1.00 per Private Placement Warrant, or approximately $11,250,000 in the aggregate (or $12,450,000 if the underwriter’s over-allotment option is exercised in full) in a private placement that occurred simultaneously with the closing of the Proposed Public Offering. Each Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per ordinary share. A portion of the proceeds from the sale of the private placement warrants and the sale of forward purchase units to the Sponsor will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described below in Note 8 under “Warrants — Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

On February 10, 2022, the purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Promissory Note — Related Parties

On April 21, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering and other expenses. On April 21, 2021, the Company borrowed $150,000 under the Promissory Note. On November 8, 2021, the Company completed a draw of $100,000 on the Promissory Note. The outstanding note payable balance immediately after the draw was $250,000. As of December 31, 2021, the Company had an outstanding loan balance of $250,000 on the Promissory Note. On December 31, 2021, the Promissory Note matured per the original terms which was payable on earlier of (i) December 31, 2021 and (ii) the completion of the Proposed Public Offering. On January 20, 2022, the Company entered into an amendment (“Amended and Restated Promissory Note”) to its Promissory Note dated April 21, 2021. The terms of the Amended and Restated Promissory Note, amended the maturity date to be payable on earlier of (i) June 30, 2022 and (ii) the completion of the Proposed Public Offering. The outstanding loan of $250,000 was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering and other expenses (other than underwriting commissions) and amounts held outside of the Trust Account.

Due to Related Party

An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. For the period from March 31, 2021 (inception) through December 31, 2021, the related party paid $3,893 of operating costs on behalf of the Company. As of December 31, 2021, the amount due to the related party was $3,893.

Founder Shares

In March 2021, the Company issued one of its Class B ordinary shares, for no consideration. On April 13, 2021, the Company cancelled one of its Class B ordinary shares, and the Company issued 5,750,000 Class B ordinary shares (the “Founder Shares”) for $25,000 consideration. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the aggregate number of Founder Shares issued. On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 founder shares. Up to 1,000,000 Founder Shares are subject to forfeiture by the Sponsor, depending on the extent to which the underwriters’ over-allotment option is exercised. On February 11, 2022, the underwriters fully exercised the over-allotment option and therefore those shares are no longer subject to forfeiture.

The Sponsor has agreed that upon and subject to the completion of the initial business combination, 25% of the founder shares then held by the Sponsor shall be considered to be newly unvested shares, which will vest only if the closing price of the Company’s Class A ordinary shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period on or after the first anniversary of the closing of the initial business combination but before the fifth anniversary. The Sponsor has agreed, subject to exceptions, not to transfer any unvested founder shares prior to the date such securities become vested. Founder shares, if any, that remain unvested at the fifth anniversary of the closing of the initial business combination will be forfeited, subject to certain exceptions as described in the letter agreement.

Class B Founder Shares

The Class B founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of the Company’s initial business combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B founder shares will equal, in the aggregate on an as-converted basis, 25% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the initial public offering (after giving effect to any redemptions of Class A ordinary shares that are public shares), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class B founder shares plus (iii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination, and (y) any private placement warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of working capital loans. Prior to the initial business combination, only holders of the Company’s Class B ordinary shares will be entitled to vote on the appointment of directors.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on February 10, 2022, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. There were no expenses under the arrangement for the period from March 31, 2021 (Inception) through December 31, 2021.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Proposed Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters will be entitled to an underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate (or $4,600,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), payable upon the closing of the Proposed Public Offering. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture. An additional fee of $0.35 per Unit, or $7,000,000 in the aggregate (or approximately $8,050,000 in the aggregate if the underwriter’s over-allotment option is exercised in full) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 7,666,667 Class B ordinary shares issued, including 1,000,000 subject to forfeiture. On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 founder shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

Rights — As of December 31, 2021, there were no rights outstanding. Each holder of a right will receive one-twelfth (1/12) of a Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twelfth (1/12) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights.

NOTE 8. WARRANTS

The Company will account for the 10,000,000 public warrants (assuming no overallotment) and 11,250,000 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants are not expected to meet the criteria for equity treatment thereunder, each warrant much be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants for Class A ordinary shares” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are subject to registration rights.

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis after receiving notice of redemption but prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•	if, and only if the Reference Value equals or exceeds $10.00 per share (as adjusted); and

•

if, and only if the Reference Value is less than $18.00 per share (as adjusted), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants. The fair market value” of Class A ordinary shares shall mean the volume-weighted average price of Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 31, 2022, the date the financial statements were issued, and has determined that with the exception of the matters noted below, there were no subsequent events that would require adjustment or disclosure in the financial statements.

On December 31, 2021, the Promissory Note matured per the original term which was payable on earlier of (i) December 31, 2021 and (ii) the completion of the Proposed Public Offering. On January 20, 2022, the Company entered into an amendment (“Amended and Restated Promissory Note”) to its Promissory Note dated April 21, 2021. The terms of the Amended and Restated Promissory Note, amended the maturity date to be payable on earlier of (i) June 30, 2022 and (ii) the completion of the Proposed Public Offering.

On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 founder shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture.

Commencing on February 10, 2022, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. There were no expenses under the arrangement for the period from March 31, 2021 (Inception) through December 31, 2021.

On February 15, 2022, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.001 per share (the “Class A Ordinary Shares”), one right to receive one-twelfth (1/12) of a Class A ordinary share upon consummation of the Company’s initial business combination, see Note 7 for details, one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the private placement warrants purchase agreement, the Company completed the private sale of 12,450,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $12,450,000, which is described in Note 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

Jaguar Global Growth Corporation I

By:	/s/ Gary R. Garrabrant
Gary R. Garrabrant
CEO and Chairman

Jaguar Global Growth Corporation I

By:	/s/ Anthony R. Page
Anthony R. Page
CFO

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary R. Garrabrant, Anthony R. Page, Thomas J. McDonald, Thomas D. Hennessy and M. Joseph Beck, jointly and severally, as attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gary R. Garrabrant	Chairman and Chief Executive Officer	March 31, 2022
Gary R. Garrabrant	(Principal Executive Officer)

/s/ Anthony R. Page	Chief Financial Officer	March 31, 2022
Anthony R. Page	(Principal Financial and Accounting Officer)

/s/ Thomas J. McDonald	Director	March 31, 2022
Thomas J. McDonald

/s/ Thomas D. Hennessy	Director	March 31, 2022
Thomas D. Hennessy

/s/ M. Joseph Beck	Director	March 31, 2022
M. Joseph Beck

/s/ Michael Berman	Director	March 31, 2022
Michael Berman

/s/ Craig Hatkoff	Director	March 31, 2022
Craig Hatkoff

/s/ Jason H. Lee	Director	March 31, 2022
Jason H. Lee

/s/ Martha Notaras	Director	March 31, 2022
Martha Notaras

/s/ Christine Zhao	Director	March 31, 2022
Christine Zhao