Form 10-Q
period 2022-03-31
Jaguar Global Growth Corp I
filed 2022-05-16
CIK 1857518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Jaguar Global Growth Corporation I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41284	98-1593783
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

601 Brickell Key Drive, Suite 700 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)
(646)
663-4945
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
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
of the Exchange Act).  Yes  ☒    No  ☐
As of March 31, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Jaguar Global Growth Corporation I
Form
10-Q
For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
JAGUAR GLOBAL GROWTH CORPORATION I
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$1,151,011	$33,640
Prepaid expenses	630,262	3,070

Total current assets	1,781,273	36,710
Deferred offering costs	—	396,046
Marketable securities held in Trust Account	234,633,905	—
Other non-current assets	503,154	—

Total Assets	$236,918,332	$432,756
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83,538	$26,780
Due to related party	3,854	3,893
Note payable	—	250,000
Accrued expenses	16,935	167,037

Total current liabilities	104,327	447,710
Deferred underwriting fees payable	8,050,000	—
Derivative warrant liabilities	7,225,200	—
Total liabilities	15,379,527	447,710

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 pa r value; 23,000,000 shares at redemption value of $ 10.20 per share	234,600,000	—
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(13,061,962)	(39,954)

Total shareholders’ deficit	(13,061,195)	(14,954)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,918,332	$432,756

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

General and administrative expenses	$271,075

Loss from operations	(271,075)
Change in fair value of derivative warrant liabilities	(936,900)
Gain on marketable securities (net), dividends and interest, held in Trust Account	33,905
Transaction costs allocation to derivative warrant liabilities	(215,039)

Net loss	$(1,389,109)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	11,500,000

Basic and diluted loss per share, Class A subject to possible redemption	$(0.07)

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,166,667

Basic and diluted loss per share, Class B non-redeemable ordinary shares	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance as of January 1, 2022	7,666,667	$767	$24,233	$(39,954)	$(14,954)
Fair value of rights	—	—	1,410,946	—	1,410,946
Other offering costs	—	—	(82,164)	—	(82,164)
Excess cash received over fair value of Private Placement Warrants	—	—	9,163,200	—	9,163,200
Accretion of Class A ordinary shares to redemption value	—	—	(10,516,215)	(11,632,899)	(22,149,114)
Net loss	—	—	—	(1,389,109)	(1,389,109)

Balance as of March 31, 2022	7,666,667	$767	$—	$(13,061,962)	$(13,061,195)
The accompanying notes are an integral part of these unaudited condensed financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
CONDENSED STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Cash Flows from Operating Activities
Net loss	$(1,389,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(33,905)
Transaction costs allocated to derivative warrant liabilities	215,039
Formation and operating expenses funded by related party	3,854
Change in fair value of derivative warrant liabilities	936,900
Changes in operating assets and liabilities:
Prepaid and other assets	(1,130,346)
Accounts payable	83,538
Accrued expenses	16,507

Net cash used in operating activities	(1,297,522)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(234,600,000)

Net cash used in investing activities	(234,600,000)

Cash Flows from Financing Activities
Repayment of note payable and advances from related party	(253,893)
Proceeds from sale of Class A shares, gross	230,000,000
Proceeds from sale of Private Placement Warrants	12,450,000
Offering costs paid	(5,181,214)

Net cash provided by financing activities	237,014,893

Net increase in cash	1,117,371
Cash - beginning of period	33,640

Cash - end of period	$1,151,011

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$(26,780)

Offering costs included in accrued expenses	$(166,609)

The accompanying notes are an integral part of these unaudited condensed financial statements.

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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and initial public offering and efforts to identify and complete a business combination, described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from its initial public offering. The Company has selected December 31 as its fiscal year end.
On February 15, 2022, the Company consummated its Initial Public Offering (the “Initial Public Offering”) of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), one right and one-half
of one redeemable warrant (“Public Warrant”). Each holder of a right will receive one-twelfth
(1/12) of a Class A Ordinary Share upon consummation of the Company’s initial business combination. Each whole Public Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is described in Note 3. The Company’s sponsor is Jaguar Global Growth Partners I, LLC, a Delaware limited liability company (the “Sponsor”).
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
Following the closing of the Initial Public Offering on February 15, 2022, an amount of $234,600,000 ($10.20 per Unit) of the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, comprised of $230,000,000 of the proceeds from the Initial Public Offering (which includes $8,050,000 of the underwriter’s deferred fees) and $12,450,000 of the proceeds of the sale of Private Placement Warrants, was first placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank N.A., then was subsequently transferred to Morgan Stanley, all while continuing to be maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Initial Business Combination; (ii) the redemption of the Class A Ordinary Shares included in the Units (the “Public Shares”) if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering, subject to applicable law; or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the Initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial
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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants and the sale of forward purchase units, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”) and the Company’s shareholders have not amended the Memorandum and Articles of Association to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters of the Company’s Initial Public Offering have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Company’s sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual Form 10-K Report, filed by the Company with the SEC on March 31, 2022 and the audited balance sheet as of February 15, 2022 (Initial Public Offering date) and notes thereto included in the Company’s Form 8-K Report, filed by the Company with the SEC on February 23, 2022.
Liquidity and Capital Resources
As of March 31, 2022 and December 31, 2021, the Company had $1,151,011 and $33,640 in cash, respectively, and a working capital of $1,676,946 and a working capital deficiency of $411,000, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from its Sponsor in exchange for the issuance of the Founder Shares and the loan of up to $250,000 from the Sponsor pursuant to the Note (see Note 5). The Note was repaid on February 15, 2022, upon the closing of the Initial Public Offering out of the offering proceeds. Subsequent to the Initial Public Offering, the Company has sufficient cash held outside of the Trust Account to meet its obligations. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021
.
Deferred Offering Costs Associated with the Initial Public Offering
Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were allocated to the Class A Ordinary Shares upon the completion of the Initial Public Offering on February 15, 2022. The deferred costs, as well as additional expenses incurred were charged to operations at the completion of the Initial Public Offering on February 15, 2022.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022, and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet primarily due to its short-term nature, except for the derivative assets and liabilities.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

This presentation assumes a business combination as the most likely outcome.

See Note 7 for a description of the rights of holders of each class of the Company’s ordinary shares. The Company’s basic and diluted loss per share is calculated as follows:

For The Three Months Ended March 31, 2022
Redeemable Class A Ordinary Shares

Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares	$(855,790)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	11,500,000

Basic and diluted loss per share, Class A subject to possible redemption	$(0.07)

Non-Redeemable Class B Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class B Ordinary Shares
Net (loss) income allocable to non-redeemable Class B Ordinary Shares	$(533,319)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,166,667

Basic and diluted loss per share, Class B non-redeemable ordinary shares	$(0.07)

On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 7,666,667 founder shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture.
Income Taxes
The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022, or December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on February 15, 2022, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share, one right and one-half
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment (
s
ee Note 7). Each right entitles the holder thereof to receive
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
NOTE 4. PRIVATE PLACEMENT WARRANTS
Private Placement Warrants
The Sponsor purchased an aggregate of
 12,450,000
Private Placement Warrants, at a price of
$1.00
per Private Placement Warrant,
 or
$
12,450,000
in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering on February 15, 2022. Each Private Placement Warrant is exercisable for one
Class A Ordinary Share at a price of
 $11.50
per share (subject to adjustment). A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete an Initial Business Combination within 18 months after the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless. While they are held by the Sponsor or its permitted transferees, the Private Placement Warrants will be non-redeemable. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants (except to permitted transferees)
until 30 days
after the completion of the Initial Business Combination.
NOTE 5. RELATED PARTY TRANSACTIONS
Promissory Note — Related Parties
On April 21, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering and other expenses. On April 21, 2021, the Company borrowed $150,000 under the Promissory Note. On November 8, 2021, the Company completed a draw of $100,000 on the Promissory Note. The outstanding note payable balance immediately after the draw was $250,000. As of December 31, 2021, the Company had an outstanding loan balance of $250,000 on the Promissory Note. On December 31, 2021, the Promissory Note matured per the original terms which was payable on earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 20, 2022, the Company entered into an amendment (“Amended and Restated Promissory Note”) to its Promissory Note dated April 21, 2021. The terms of the Amended and Restated Promissory Note amended the maturity date to be payable on earlier of (i) June 30, 2022 and (ii) the completion of the Initial Public Offering. The outstanding loan of $250,000 was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering and other expenses (other than underwriting commissions) and amounts held outside of the Trust Account. As of March 31, 2022, the Company had no outstanding balance on the Promissory Note loan.

No further draw downs are permitted.

Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. For the three months ended March 31, 2022, the related party paid $3,854 of operating costs on behalf of the Company. As of March 31, 2022, and December 31, 2021, the amount due to the related party was $3,854 and $3,893, respectively.
Founder Shares
In March 2021, the Company issued one of its Class B ordinary shares, for no consideration. On April 13, 2021, the Company cancelled one of its Class B ordinary shares, and the Company issued 5,750,000 Class B ordinary shares (the “Founder Shares”) for $25,000 consideration. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the
C
ompany by the aggregate number of Founder Shares issued. On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 founder shares. Up to 1,000,000 Founder Shares are subject to forfeiture by the Sponsor, depending on the extent to which the underwriters’ over-allotment option is exercised. On February 11, 2022, the underwriters fully exercised the over-allotment option and therefore those shares are no longer subject to forfeiture.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement
Commencing on February 10, 2022, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. There were $20,000 of expenses incurred and paid under the arrangement for the three months ended March 31, 2022.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up
period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a discount of $0.20 per Unit, $4,600,000 in the aggregate. An additional fee of $0.35 per Unit, or approximately $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—
The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A Ordinary Shares issued or outstanding (excluding 23,000,000 of Class A ordinary shares subject to possible redemption).
Class
 B Ordinary Shares
—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 7,666,667 Class B ordinary shares issued, including 1,000,000 subject to forfeiture. On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 founder shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture. Therefore, as of March 31, 2022, there were 7,666,667 Class B ordinary shares issued and outstanding, with no shares subject to forfeiture.

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
Rights
—
As of March 31, 2022, and December 31, 2021, there were no rights outstanding. Each holder of a right will receive one-twelfth
(1/12) of a Class A Ordinary Share upon consummation the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twelfth
(1/12) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights.
NOTE 8. WARRANTS
The Company accounts for the
11,500,000
Public Warrants and
 12,450,000
Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant much be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at each reporting period end, including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2022
:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$—	$3,415,500	$3,415,500
Private Placement Warrants	—	—	3,809,700	3,809,700

Total liabilities	$—	$—	$7,225,200	$7,225,200

The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the condensed statement of operations each period.
The Warrants were valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. There were no purchases or issuances of Level 3 assets or liabilities for the three months ended March 31, 2022. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
There were no
transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2022.
Upon consummation of the IPO on February 15, 2022, the Company’s Warrants were classified as Level 3 liabilities due to unobservable inputs used in the initial valuation. As of March 31, 2022, the Public Warrants had not surpassed the

52-day
threshold waiting period to be publicly traded in accordance with the prospectus filed February 11, 2022. Once publicly traded, the observable input qualifies the liabilities for treatment as Level 1 liabilities. As such, as of March 31, 2022, the Company classified both Public Warrants and Private Placement Warrants as Level 3 liabilities.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date:

	February 15, 2022	March 31, 2022
Exercise Price	$11.50	$11.50
Underlying Stock Price	$9.18	$9.21
Volatility	7.3%	7.3%
Term to Business Combination (years)	5	5
Risk-Free Rate	1.99%	2.41%
Dividend Yield	0%	0%

The following table presents a summary of the changes in the fair value of the Level 3 derivative warrant liabilities, measured on a recurring basis, for the period from February 15, 2022 (IPO) through March 31, 2022:

	Public Warrants	Private Placement Warrants	Total
Fair value as of February 15, 2022	$3,001,500	$3,286,800	$6,288,300
Change in fair value	(414,000)	(522,900)	(936,900)

Fair value as of March 31, 2022	$3,415,500	$3,809,700	$7,225,200

Net loss on the condensed statement of operations for the three months ended March 31, 2022 includes a loss on change in fair value of derivative warrant liabilities of
$936,900.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date that the unaudited condensed financial statements were issued.
On April 4, 2022, the Public Warrants reached the 52-day threshold waiting period and began publicly trading in accordance with the Prospectus filed February 11, 2022. Once publicly traded, the observable input triggered the reclassification of the Public Warrants to Level 1 liabilities.
Other than what has been disclosed above, the Company did not identify any subsequent events that have not been disclosed in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “company,” “our,” “us” or “we” refer to Jaguar Global Growth Corporation I. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on
Form 10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated on March 31, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.
Our sponsor is Jaguar Global Growth Partners I, LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on February 10, 2022. On February 15, 2022, we consummated the initial public offering of 23,000,000 units (“units” and, with respect to the Class A ordinary shares included in the units being offered, the “Class A Ordinary Shares”), at $10.00 per Unit, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 units at the initial public offering price to cover over-allotments, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $12.65 million, inclusive of $8.05 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, one right to receive one-twelfth
(1/12) of one Class A Ordinary Share and
one-half
of one redeemable warrant (“public warrants”), each whole public warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.
Simultaneously with the closing of the initial public offering, we consummated the private placement (“private placement”) of 12,450,000 warrants at a price of $1.00 per warrant (“private placement warrants”) to the sponsor, generating gross proceeds of $12.45 million.
Upon the closing of the initial public offering and the private placement on February 15, 2022, $234.6 million ($10.20 per Unit) of the net proceeds of the sale of the units in the initial public offering and the private placement were placed in a non-interest
bearing trust account (“trust account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. Since the initial public offering, the proceeds have been and will only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the trust account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating our initial business combination.

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
Liquidity and Capital Resources
As of March 31, 2022 we had cash of $1,151,011 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel and structure, negotiate and complete an initial business combination.
Prior to the completion of the initial public offering, our liquidity needs have been satisfied through (i) $25,000 paid by our initial shareholders to cover certain of our offering costs in exchange for the issuance of the founder shares to our initial shareholders and (ii) loan proceeds from our sponsor of an aggregate amount of $250,000 under an unsecured amended and restated promissory note, which we fully repaid upon the closing of the initial public offering. After the consummation of our initial public offering, our liquidity needs have been satisfied with the net proceeds from our initial public offering and the private placement.
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
Based on the foregoing, management believes that the company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or until the next periodic filing. Over this time period, the company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.
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
Results of Operations
Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the initial public offering, and since the initial public offering, our search for a prospective target for our initial business combination. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We may generate non-operating
income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Since the date of the initial public offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $1,389,109, consisting of $271,075 loss from operations, $936,900 loss in change in fair value of derivative warrant liabilities, and $215,039 loss on transaction costs allocated to derivative warrant liabilities, which was partially offset by $33,905 gain on marketable securities.
Contractual Obligations
Administrative Services Agreement
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
Registration Rights
The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) are to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of this offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day
option from the final prospectus relating to the initial public offering to purchase up to 3,000,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. On February 11, 2021, the underwriters fully exercised the over-allotment option.

The Company granted the underwriters a discount of $0.20 per Unit, $4,600,000 in the aggregate. An additional fee of $0.35 per Unit, or approximately $8,050,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the company completes a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies and Estimates
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our unaudited condensed financial statements:
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480. Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheet.
Net Loss per Share
The company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods.
The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the company’s initial business combination on a one-for-one
basis, subject to adjustment.
The company’s condensed statement of operations includes a presentation of loss per share for shares of ordinary shares subject to possible redemption in a manner similar to the two-class
method of loss per share.
Adjustment associated with the redeemable Class A Ordinary Shares is excluded from loss per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Off-balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.

JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We accounted for the 23,950,000 warrants issued in connection with the initial public offering (the 11,500,000 warrants included in the units and the 12,450,000 private placement warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in our condensed statement of operations.
Accordingly, changes in the fair value of the warrants each reporting period are adjusted through earnings, subjecting us to non-cash
volatility in our results of operations.
Item 4. Controls and Procedures
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

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules
13a-15(d)
or
15d-15(d)
of the Exchange Act during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on
Form 10-Q,
there have been no material changes to the risk factors disclosed in the company’s Annual Report on Form
10-K
filed with the SEC on March 31, 2022 except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.20 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.20 per share.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Simultaneously with the consummation of the initial public offering on February 15, 2022, we completed the private placement of 12,450,000 private placement warrants at a purchase price of $1.00 per private placement warrant, to our sponsor, generating gross proceeds to us of $12,450,000. the private placement warrants are identical to the warrants included in the units issued in our initial public offering, except that the private placement warrants are not transferable, assignable or salable until the completion of an initial business combination, subject to certain limited exceptions. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
In connection with the initial public offering, our sponsor had agreed to loan us an aggregate of up to $300,000 and as December 31, 2022 we had borrowed an aggregate amount of $250,000 under an unsecured amended and restated promissory note. We fully repaid such loan upon the closing of the initial public offering
Of the gross proceeds received from the initial public offering and the full exercise of the option to purchase additional Shares, $234.6 million was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the private placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $4,600,000 in underwriting discounts and commissions related to the initial public offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	Jaguar Global Growth Corporation I

	By:	/s/ Anthony R. Page
	Name:	Anthony R. Page
	Title:	Chief Financial Officer