Form 10-Q
period 2022-06-30
Jaguar Global Growth Corp I
filed 2022-08-15
CIK 1857518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Jaguar Global Growth Corporation I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41284	98-1593783
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

601 Brickell Key Drive, Suite 700 Miami , Florida		33131
(Address of principal executive offices)		(Zip Code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
15
, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Jaguar Global Growth Corporation I
Form
10-Q
For the Quarter Ended June 30, 2022

Page
PART I. FINANCIAL INFORMATION	1

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from March 31, 2021 (Inception) through June 30, 2021	2

Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and for the period from March 31, 2021 (Inception) through June 30, 2021	3

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 31, 2021 (Inception) through June 30, 2021	4

Notes to Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signature	28

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
JAGUAR GLOBAL GROWTH CORPORATION I
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$894,936	$33,640
Prepaid expenses	660,009	3,070

Total current assets	1,554,945	36,710
Deferred offering costs	—	396,046
Marketable securities held in Trust Account	234,959,604	—
Other non-current assets	358,259	—

Total Assets	$236,872,808	$432,756

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,538	$26,780
Due to related party	16,025	3,893
Note payable	—	250,000
Accrued expenses	—	167,037

Total current liabilities	32,563	447,710
Deferred underwriting fees payable	8,050,000	—
Derivative warrant liabilities	3,592,500	—

Total liabilities	11,675,063	447,710

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.21 per share	234,859,604	—
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(9,662,626)	(39,954)

Total shareholders’ deficit	(9,661,859)	(14,954)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,872,808	$432,756

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	For t he Three Months Ended June 30, 2022	For t he Six Months Ended June 30, 2022	For t he Period From March 31, 2021 (Inception) Through June 30, 2021
Formation costs	$—	$—	$33,333
General and administrative expenses	299,459	570,534	2,214

Loss from operations	(299,459)	(570,534)	(35,547)
Change in fair value of derivative warrant liabilities	3,632,700	2,695,800	—
Gain on marketable securities (net), dividends and interest, held in Trust Account	325,699	359,604	—
Transaction costs allocation to derivative warrant liabilities	—	(215,039)	—

Net income (loss)	$3,658,940	$2,269,831	$(35,547)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	17,281,768	—

Basic and diluted i ncome per share, Class A subject to possible redemption	$0.12	$0.09	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,666,667	7,418,048	6,666,667

Basic and diluted income (loss) per share, Class B ordinary shares	$0.12	$0.09	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	7,666,667	$767	$24,233	$(39,954)	$(14,954)
Fair value of rights	—	—	1,410,946	—	1,410,946
Other offering costs	—	—	(82,164)	—	(82,164)
Excess cash received over fair value of Private Placement Warrants	—	—	9,163,200	—	9,163,200
Accretion of Class A ordinary shares to redemption value	—	—	(10,516,215)	(11,632,899)	(22,149,114)
Net loss	—	—	—	(1,389,109)	(1,389,109)

Balance as of March 31, 2022 (unaudited)	7,666,667	767	—	(13,061,962)	(13,061,195)
Accretion of Class A ordinary shares to redemption value	—	—	—	(259,604)	(259,604)
Net i ncome	—	—	—	3,658,940	3,658,940

Balance as of June 30, 2022 (unaudited)	7,666,667	$767	$—	$(9,662,626)	$(9,661,859)

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of March 31, 2021 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	(35,547)	(35,547)

Balance as of June 30, 2021	7,666,667	$767	$24,233	$(35,547)	$(10,547)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM
MARCH 31, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	For t he Six Months Ended June 30, 2022	For t he Period From March 31, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$2,269,831	$(35,547)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(359,604)	—
Transaction costs allocated to derivative warrant liabilities	215,039	—
Formation and operating expenses funded by related party	16,025	—
Change in fair value of derivative warrant liabilities	(2,695,800)	—
Changes in operating assets and liabilities:
Prepaid and other assets	(1,015,198)	—
Accounts payable	(10,242)	—
Accrued expenses	(167,037)	25,000

Net cash used in operating activities	(1,746,986)	(10,547)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(234,600,000)	—

Net cash used in investing activities	(234,600,000)	—

Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from note payable and advances from related party	—	150,000
Repayment of note payable and advances from related party	(253,893)	—
Proceeds from sale of Class A shares, gross	230,000,000	—
Proceeds from sale of Private Placement Warrants	12,450,000	—
Offering costs paid	(4,987,825)	(110,492)

Net cash provided by financing activities	237,208,282	64,508

Net chan ge in cash	861,296	53,961
Cash - beginning of period	33,640	—

Cash - end of period	$894,936	$53,961

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$30,066

Offering costs included in accrued expenses	$—	$54,500

Deferred underwriting fees payable	$8,050,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY
Organization and General

Jaguar Global Growth Corporation I (the “Company”) is a blank check company incorporated in the Cayman Islands on March 31, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and initial public offering and efforts to identify and complete a business combination, described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments from the proceeds derived from its initial public offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering and pursuant to the private placement warrants purchase agreement, the Company completed the private sale of 12,450,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $12,450,000, which is described in Note

.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
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
The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual Form
10-K
Report, filed by the Company with the SEC on March 31, 2022 and the audited balance sheet as of February 15, 2022 (Initial Public Offering date) and notes thereto included in the Company’s Form
8-K
Report, filed by the Company with the SEC on February 23, 2022.

Although inception was on March 31, 2021, the Company has not separately presented the period for the three months ended March 31, 2021 since there was no activity.
Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, the Company had $894,936 and $33,640 in cash, respectively, and working capital of $1,522,382 and a working capital deficiency of $411,000, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from its Sponsor in exchange for the issuance of the Founder Shares and the loan of up to $250,000 from the Sponsor pursuant to the Note (see Note 5). The Note was repaid on February 15, 2022, upon the closing of the Initial Public Offering out of the offering proceeds. Subsequent to the Initial Public Offering, the Company has sufficient cash held outside of the Trust Account to meet its obligations. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, 23,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.
As of June 30, 2022, Class A ordinary shares reflected on the condensed balance sheet are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$230,000,000
Less: Class A ordinary shares issuance costs	(13,136,668)
Less: Fair value of Public Warrants at issuance	(3,001,500)
Less: Fair value of rights	(1,410,946)
Plus: Accretion of carrying value to redemption value	22,149,114

Class A ordinary shares subject to possible redemption at March 31, 2022	234,600,000
Plus: Accretion of carrying value to redemption value	259,604

Class A ordinary shares subject to possible redemption at June 30, 2022	$234,859,604

Deferred Offering Costs Associated with the Initial Public Offering
Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were allocated to the Class A Ordinary Shares upon the completion of the Initial Public Offering on February 15, 2022. The deferred costs, as well as additional expenses incurred
,
were charged to operations and temporary equity at the completion of the Initial Public Offering on February 15, 2022.
Investments Held in Trust Account
As of June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times
,
may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022, and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets primarily due to its short-term nature, except for the derivative liabilities.

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or noncurrent based on whether or not net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Net Income or Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net
 income (loss)
 per ordinary share is computed by dividing
Net income (loss)
by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. This presentation assumes a business combination as the most likely outcome. The calculation of diluted net income (loss) per common share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase 23,000,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method.

See Note 7 for a description of the rights of holders of each class of the Company’s ordinary shares. The Company’s basic and diluted income
(loss) per share is calculated as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Period From March 31, 2021 (Inception) Through June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$2,744,205	$1,588,137	$—
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	23,000,000	17,281,768	—

Basic and diluted net income per share, Class A subject to possible redemption	$0.12	$0.09	$0.00

Class B Ordinary Shares
Numerator: Net income (loss) allocable to Class B Ordinary Shares	$914,735	$681,694	$(35,547)
Denominator: Weighted Average Class B Ordinary Shares	7,666,667	7,418,048	6,666,667

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$0.09	$(0.01)

On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 7,666,667 founder shares. Share and per share amounts have been retroactively restated. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the
 1,000,000 Founder Shares are no longer subject to forfeiture.
Income Taxes
The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022, or December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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
“Debt—Debt with Conversion and Other Options,” which among other things adds certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity, which is expected to result in more freestanding instruments and embedded features to qualify for equity accounting treatment. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 2023. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

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
NOTE 4. PRIVATE PLACEMENT WARRANTS
Private Placement Warrants
The Sponsor purchased an aggregate of 12,450,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $12,450,000 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering on February 15, 2022. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share (subject to adjustment). A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete an Initial Business Combination within 18 months after the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless. While they are held by the Sponsor or its permitted transferees, the Private Placement Warrants will be non-redeemable.
The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Initial Business Combination.
NOTE 5. RELATED PARTY TRANSACTIONS
Promissory Note — Related Parties
On April 21, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering and other expenses. On April 21, 2021, the Company borrowed $150,000 under the Promissory Note. On November 8, 2021, the Company completed a draw of $100,000 on the Promissory Note. The outstanding note payable balance immediately after the draw was $250,000. As of December 31, 2021, the Company had an outstanding loan balance of $250,000 on the Promissory Note. On December 31, 2021, the Promissory Note matured per the original terms which was payable on earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 20, 2022, the Company entered into an amendment (“Amended and Restated Promissory Note”) to its Promissory Note dated April 21, 2021. The terms of the Amended and Restated Promissory Note amended the maturity date to be payable on earlier of (i) June 30, 2022 and (ii) the completion of the Initial Public Offering. The outstanding loan of $250,000 was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering and other expenses (other than underwriting commissions) and amounts held outside of the Trust Account. As of June 30, 2022, the Company had no outstanding balance on the Promissory Note loan. No further drawdowns
are permitted.

Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. For the six months ended June 30, 2022 and for the period from March 31, 2021 (inception) through June 30, 2021, the related party paid $35,821 and $0, respectively, of operating costs on behalf of the Company. As of June 30, 2022, and December 31, 2021, the amount due to the related party was $16,025 and $3,893, respectively.
Class B Founder Shares
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on February 10, 2022, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2022, the Company incurred and paid $30,000 and $50,000, respectively, for these services. As of June 30, 2022 and December 31, 2021, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—
The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A Ordinary Shares issued or outstanding (excluding 23,000,000 of Class A ordinary shares subject to possible redemption).
Class
 B Ordinary Shares
—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 7,666,667 Class B ordinary shares issued, including 1,000,000 subject to forfeiture. On January 27, 2022, the Company effected a share capitalization with respect to its Class B ordinary shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 founder shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture. Therefore, as of June 30, 2022, there were 7,666,667 Class B ordinary shares issued and outstanding, with no shares subject to forfeiture.

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
Rights
—
As of June 30, 2022, and December 31, 2021, there were no rights outstanding. Each holder of a right will receive
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
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant much be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement
s
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
NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$234,959,604	$—	$—	$234,959,604

Total assets	$234,959,604	$—	$—	$234,959,604

Liabilities:
Public Warrants	$—	$1,725,000	$—	$1,725,000
Private Placement Warrants	—	1,867,500	—	1,867,500

Total liabilities	$—	$3,592,500	$—	$3,592,500

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.
The warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting date. Changes in the fair value of the warrants are recorded in the condensed statement of operations each period.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2022, when the Public Warrants were separately listed and traded but do not have regular market pricing; however, fair value can be determined based on other data or market price. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2022, due to a make-whole provision resulting in the Private Placement Warrants having the same terms as the Public Warrants, which the Company determined to use the value of the closing price of the Public Warrants for Private Placement Warrants.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Upon consummation of the IPO on February 15, 2022, the Company’s warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On April 4, 2022, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed February 11, 2022. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The Private Placement Warrants are subject to a call alongside the Public Warrants, it is assumed that the trading price of the Public Warrants is reflective of the fair value of the Private Placement Warrants. Accordingly, the Company classified the Private Placement Warrants as Level 2.
Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 2 due to the use of an observable market quote in an inactive market which began in the quarter ended June 30, 2022. As of June 30, 2022, the closing price of the Public Warrant was used as the fair value for the Private Placement Warrants. As such as of June 30 2022, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which results in the Private Placement Warrants having the same terms as the Public Warrants, which the Company determined to use the value of the closing price of the Public Warrants for Private Placement Warrants.
The following table presents a summary of the changes in the fair value of the derivative warrant liabilities for the period from February 15, 2022 (IPO) through June 30, 2022:

	Public Warrants	Private Placement Warrants	Total
Fair value as of February 15, 2022	$3,001,500	$3,286,800	$6,288,300
Change in fair value	414,000	522,900	936,900

Fair value as of March 31, 2022	3,415,500	3,809,700	7,225,200
Change in fair value	(1,690,500)	(1,942,200)	(3,632,700)

Fair value as of June 30, 2022	$1,725,000	$1,867,500	$3,592,500

The following table presents a summary of the changes in the Level 3 financial instruments, measured on a recurring basis for the period from February 15, 2022 (IPO) through June 30, 2022:

	Public Warrants	Private Placement Warrants	Total
Fair value as of February 15, 2022	$3,001,500	$3,286,800	$6,288,300
Change in fair value	414,000	522,900	936,900

Fair value as of March 31, 2022	3,415,500	3,809,700	7,225,200
Transfer to Level 2	(3,415,500)	(3,809,700)	(7,225,200)

Fair value as of June 30, 2022	$—	$—	$—

The fair value of Public Warrants and the fair value of Private Placement Warrants were both transferred from Level 3 liabilities to Level 2 liabilities for the three and six months ended June 30, 2022.
For the
three months and six months ended June 30, 2022, the Company recognized a gain resulting from an increase in the fair value of warrant liabilities of $3,632,700 and $2,695,800, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed

statements of operations.
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
Liquidity and Capital Resources
As of June 30, 2022 we had cash of $894,936 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel and structure, negotiate and complete an initial business combination.
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
Results of Operations
Our entire activity from inception to June 30, 2022 was in preparation for our formation and the initial public offering, and since the initial public offering, our search for a prospective target for our initial business combination. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We may generate non-operating
income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Since the date of the initial public offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $3,658,940, consisting of a gain of $3,632,700 in change in fair value of derivative warrant liabilities, a gain of $325,699 related to marketable securities offset by $299,459 of general and administrative expenses.
For the six months ended June 30, 2022, we had net income of $2,269,831, consisting of a gain of $2,695,800 in change in fair value of derivative warrant liabilities, a gain of $359,604 related to marketable securities, offset by $570,534 of general and administrative expenses, and $215,039 of transaction costs allocation to derivative warrant liabilities.
For the period from March 31, 2021 (inception) through June 30, 2021, we had a net loss of $35,547, consisting of $33,333 in formation costs and $2,214 in general and administrative expenses.
Contractual Obligations
Administrative Services Agreement
Commencing on February 10, 2022 we agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative services, research and other services provided to us and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the three months and six months ended June 30, 2022, the Company incurred and paid $30,000 and $50,000, respectively, for these services. As of June 30, 2022 and December 31, 2021, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.
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
Net Income or Loss per Share
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
Off-balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules
13a-15(d)
or
15d-15(d)
of the Exchange Act during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on
Form 10-Q,
there have been no material changes to the risk factors disclosed in the company’s Annual Report on Form
10-K
filed with the SEC on June 30, 2022 except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
In connection with the initial public offering, our sponsor had agreed to loan us an aggregate of up to $300,000 and as of December 31, 2021 we had borrowed an aggregate amount of $250,000 under an unsecured amended and restated promissory note. We fully repaid such loan upon the closing of the initial public offering
Of the gross proceeds received from the initial public offering and the full exercise of the option to purchase additional Shares, $234.6 million was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the private placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $4,600,000 in underwriting discounts and commissions related to the initial public offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 15, 2022	Jaguar Global Growth Corporation I

	By:	/s/ Anthony R. Page
	Name:	Anthony R. Page
	Title:	Chief Financial Officer