Form 10-K
period 2022-12-31
Jaguar Global Growth Corp I
filed 2023-03-29
CIK 1857518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§ 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the closing prices of the registrant’s Class A ordinary share was $9.94. The aggregate market value of units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2022, as reported on the NASDAQ was $228,620,000.
As of March 28, 2023, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

•

“private placement warrants” are to the warrants purchased by the Sponsor in the private placement which was consummated simultaneously with the closing of the initial public offering and upon conversion of working capital loans, if any;

•

“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•

“public shareholders” are to the holders of our public shares, including the Sponsor and management team to the extent the Sponsor and/or members of our management team purchase public shares, provided that the Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•

our ability to select an appropriate target business or businesses if we do not complete our proposed business combination with GLAAM Co., Ltd., a corporation (“chusik hoesa”) organized under the laws of the Republic of Korea (“GLAAM”);

•	our ability to complete our proposed business combination with GLAAM or any other initial business combination;

•	our expectations around the performance of GLAAM or any other prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses if we do not complete our proposed business combination with GLAAM;

•

our ability to complete our initial business combination due to the uncertainty resulting from the coronavirus (“COVID-19”) pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities if we do not complete our proposed business combination with GLAAM;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following the initial public offering.

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

•

If we seek shareholder approval of our initial business combination, the Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with GLAAM or another target.

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

•

If we do not complete our proposed business combination with GLAAM, our search for another business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) and the status of debt and equity markets.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find another target if we do not complete our proposed business combination with GLAAM or to consummate an initial business combination.

•

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we seek shareholder approval of our initial business combination, the Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares, rights or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or the Sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend our proposed business combination with GLAAM or any other potential business combination to our public shareholders.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

•

Because of our limited resources and the significant competition for business combination opportunities, if we do not complete our proposed business combination with GLAAM it may be more difficult for us to complete any other initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.35 per public share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

•

If the net proceeds of the initial public offering and the private placement not being held in the trust account are insufficient to allow us to operate during the completion window, it could limit the amount available to fund our search for another target business or businesses if we do not complete our proposed business combination with GLAAM and our ability to complete our initial business combination, and we will depend on loans from the Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

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

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 10, 2022. On February 15, 2022, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Class A Ordinary Shares”), at $10.00 per Unit, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $12.65 million, inclusive of $8.05 million in deferred underwriting commissions. Each Unit consists of one Class A Ordinary Share, $0.0001 par value per share, one right to receive one-twelfth (1/12) of one Class A Ordinary Share (the “Rights”) and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 12,450,000 warrants at a price of $1.00 per warrant (“Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor, generating gross proceeds of $12.45 million.

Upon the closing of the Initial Public Offering and the Private Placement on February 15, 2022, $234.6 million ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a non-interest bearing trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. Since the Initial Public Offering, the proceeds have been and will only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

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

Our Partnership

We are a partnership between Gary R. Garrabrant and Thomas J. McDonald (the “Jaguar Founders”), who are experienced executives with extensive deal-making and investment management experience, most recently through their partnership, Jaguar Growth Partners Group, LLC (“Jaguar”), a holding company for a differentiated, global investment management firm focused on real estate private and public equity in developing and developed markets, and Hennessy Capital Group LLC (“Hennessy Capital Group”), a leading independent SPAC sponsor. We seek to leverage the global industry relationships and extensive SPAC experience of our officers, directors and advisors with founders, venture capitalists and growth equity managers to identify, screen, select, and partner with a high growth, cutting-edge real estate operating, or PropTech business. Our management team believes that its unique access to global real estate operating and PropTech companies, coupled with a demonstrable SPAC track record, are central to its differentiated investment strategy.

About Jaguar Growth Partners Group, LLC

Jaguar is a holding company formed by the Jaguar Founders for the purpose of holding the controlling interest in other entities such as Jaguar Growth Partners, LLC (“JGP”), an institutional investment management firm focused on real estate companies, operating in compelling growth markets globally. Founded in 2013, Jaguar is privately held by the Jaguar Founders. Over their careers, the Jaguar Founders have deployed more than $1.4 billion of capital and managed over $3 billion of assets in more than 25 portfolio companies across six continents including 12 countries in Asia, Europe and Latin America. We leveraged the Jaguar Founders’ capabilities, relationships, networks, third-party investment support functions and deal pipeline to support us in the identification and diligence of potential targets for the initial business combination, including GLAAM.

The Jaguar Founders’ approach to investing has been developed and refined over 25 years, using their long-standing experience, global presence and extensive networks to formulate differentiated investment themes across core industry sectors and geographies. The Jaguar Founders utilize thesis-driven investment strategies informed by deep sector knowledge, experience and proprietary research and networks to identify differentiated, typically off-market investment opportunities. In addition to a core focus on backing talented entrepreneurs and management teams, the broader investment strategy hinges on the development of specific industry theses and seeking to combine the right management teams with these theses to create successful portfolio companies. As part of the differentiated approach to investing, the Jaguars Founders’ global formal and informal network of professionals work collaboratively across geographies and sectors to ensure that the right people with the right experience are able to assist in achieving investment objectives. Jaguar’s investment approach emphasizes the importance of local teams and advisors spanning North America, Latin America, Europe and Asia. The Jaguar Founders bring a distinguished reputation that is characterized by a (i) partner-centric highly active approach to investing in privately-held and publicly-held real estate operating platforms and companies in developing and developed markets; and (ii) history at the vanguard of growth markets with a proven track record implementing innovative solutions and technologies which include the implementation of omni-channel/e-commerce solutions in the Brazil retail sectors and incorporating mobility analytics to support reservation, pricing and yield management in the Mexican hospitality sector.

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

In 2011, following years of evaluating prospective partners and investment opportunities in India, the Jaguar Founders made an investment in early-stage hotel company SAMHI Hotels Limited (“SAMHI”). Headquartered in Gurgaon, SAMHI was founded and led by a local entrepreneur who previously established the Indian presence of a publicly traded hotel company with a global presence. SAMHI was and is distinguished by its management team, focus on high-growth markets, and the first investment in India by the Jaguar Founders.

In 2018, Jaguar invested in Bresco Growth Fundo de Investimento Imobiliário (“Bresco”), an established, logistics real estate platform that capitalizes on strong demand from multinational corporations seeking Class A, institutional quality space in Brazil. Bresco’s portfolio of R$2.7 billion of net asset value (USD$525 million) includes 725,900 square meters of gross leasable area, or GLA, and 24 assets. In December 2019, Bresco created a publicly listed yield fund, FII Bresco Logistica (BVMF: BRCO11), to serve as an acquirer of Bresco’s developments and increase competitiveness in sale/leaseback purchases.

Jaguar has also demonstrated success in the retail industry which has generated significant return on investment. As an example, in 2016, Jaguar invested in AliansceSonae Shopping Centers SA (BVMF: ALSO3), or AliansceSonae, a leading publicly-held Brazilian shopping center owner-operator and led the company in what is believed to be the first public-to-public merger within the Brazilian shopping mall sector. AliansceSonae is Brazil’s largest shopping mall owner by number of properties, comprising 62 shopping malls and approximately 2.5 million meters of GLA.

About Hennessy Capital Group

Hennessy Capital Group is an alternative investment firm founded in 2013 by Daniel J. Hennessy. Since its founding, Hennessy Capital Group has been one of the leading independent SPAC sponsors, having raised, together with its managing partners, a total of ten SPACs since 2013 aggregating over $2.4 billion of equity. Hennessy Capital Group’s mission is to be a strategic capital and growth partner for founders, management, employees and shareholders.

The Hennessy Capital Group team is led by Daniel J. Hennessy, Thomas D. Hennessy and M. Joseph Beck. Mr. Daniel J. Hennessy, the Founder and Managing Member of Hennessy Capital Group, is one of the longest tenured and most experienced independent SPAC sponsors. He has served as the Chairman and Chief Executive Officer of Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II, Hennessy Capital Acquisition Corp. III, Hennessy Capital Acquisition Corp. IV, Hennessy Capital Investment Corp. V and Hennessy Capital Investment Corp. VI (NASDAQ: HCVI). Mr. Hennessy has successfully orchestrated four successful business combinations with Blue Bird Corporation (NASDAQ: BLBD), Daseke, Inc. (NASDAQ: DSKE), NRC Group Holdings Corp. (NYSE American: NRCG, acquired by NASDAQ: ECOL) and Canoo Holdings Ltd (NASDAQ: GOEV). In addition, Mr. Hennessy was a senior advisor to both PropTech Acquisition Corporation (“PTAC”), a special purpose acquisition company which completed its business combination with Porch Group (NASDAQ: PRCH), or Porch, in December 2020, and PropTech Investment Corporation II (“PTIC”), which completed its business combination with RW National Holdings (d/b/a Appreciate, NASDAQ: SFR) in November 2022. Mr. Hennessy is currently a senior advisor to 7GC & Co. Holdings Inc. (NASDAQ: VII), or VII, a special purpose acquisition company which conducted an initial public offering in December 2020 and announced its business combination with Banzai International in December 2022.

With a combined 31 years of real estate experience, Mr. Thomas D. Hennessy and Mr. Beck bring a unique track record, proprietary relationships and deep expertise that is suited to take advantage of the growing set of investment opportunities in the PropTech space and to create shareholder value. Since 2019, Mr. Hennessy and Mr. Beck have served as the Managing Partners of Growth Strategies of Hennessy Capital Group. Mr. Hennessy and Mr. Beck were formerly senior investment professionals of Abu Dhabi Investment Authority (“ADIA”).

Since November 2019, Mr. Hennessy and Mr. Beck were Co-Chief Executive Officers of PTAC, the first SPAC to target businesses in PropTech, and in July 2020 announced its entry into a definitive agreement for an initial business combination with Porch, a leading software and services platform for the home inspection and home service industries that provides ERP and CRM software to inspection, moving and adjacent home services companies, gaining access to a proprietary and reoccurring sales funnel which includes a majority of homebuyers in the U.S. annually. The transaction included a $150,000,000 fully committed common stock private investment at $10.00 per share led by Wellington Management Company, LLP. Building on the success of PTAC, Mr. Hennessy and Mr. Beck subsequently raised and took public a second PropTech SPAC, PTIC, in December 2020, where they served as Co-Chief Executive Officers. In May 2022, PTIC announced its entry into a definitive agreement for an initial business combination with Appreciate, a leading end-to-end single family rental (“SFR”) marketplace and management platform serving institutional and retail clients in over 40 markets. The transaction closed in November 2022. Since December 2020, Mr. Hennessy and Mr. Beck have also served as directors of VII.

Hennessy Capital Group’s contacts and relationships are extensive across both the real estate and the property technology landscape, providing superior access to PropTech. Its network includes partners at venture capital, private equity funds, strategic PropTech investors and founders of real estate technology companies. We intend to continue to leverage this network to gain exclusive access to and identify attractive target businesses in PropTech.

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

We believe Hennessy Capital Group’s proven SPAC track record supports our investment thesis and strategy, and that potential sellers of target businesses view our execution capabilities with a vehicle similar to our company as a positive factor in considering whether or not to enter into a business combination with us.

Business Combination Agreement

As previously disclosed, on March 2, 2023, we, Phygital Immersive Limited, a Cayman Islands exempted company limited by shares (“New PubCo”), Jaguar Global Growth Korea Co., Ltd., a stock corporation (“chusik hoesa”) organized under the laws of the Republic of Korea (“Exchange Sub”), and GLAAM, entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which (i) we shall be merged with and into New PubCo, with New PubCo surviving the merger (the “Merger”), (ii) immediately thereafter, New PubCo shall issue a number of ordinary shares, par value $0.0001 per share, of New PubCo (the “New PubCo Ordinary Shares”), equal to the Aggregate Share Swap Consideration (as defined in the Business Combination Agreement), consisting of the quotient of (1) (A) $183,600,000 plus (B) the aggregate amount of proceeds actually received pursuant to all Approved Company Financings (as defined in the Business Combination Agreement) as of immediately prior to the effective time of the Merger, divided by (2) the redemption price per ordinary share payable to our shareholders that elect to redeem Class A Ordinary Shares in connection with the Proposed Transactions (as defined below), to Exchange Sub and, in exchange therefor, Exchange Sub shall issue a non-interest bearing note (in a form that is reasonably acceptable to the parties) to New PubCo pursuant to which Exchange Sub shall promise to repay to New PubCo the value of the Aggregate Share Swap Consideration so transferred, and (iii) all shareholders of GLAAM (the “GLAAM Shareholders”) will transfer their respective common shares, par value KRW 500 per share, of GLAAM (the “GLAAM Common Shares”), to Exchange Sub in connection with the Share Swap (as defined in the Business Combination Agreement) (such transactions and those otherwise contemplated by the Business Combination Agreement, collectively, the “Proposed Transactions” or “Business Combination”). The parties to the Business Combination Agreement expect the Proposed Transactions to close in the third quarter of 2023.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, by virtue of the Merger and without any action on the part of the company, GLAAM, New PubCo or any holder of our ordinary shares, (i) each ordinary share that is issued and outstanding immediately prior to the Merger will be converted into one validly issued, fully paid and non-assessable New PubCo Ordinary Share, (ii) all outstanding Warrants to purchase our ordinary shares will be converted into warrants to purchase the same number of New PubCo Ordinary Shares and all rights with respect to our ordinary shares under such Warrants will be converted into rights with respect to the applicable New PubCo Ordinary Shares (the “Converted JGGC Warrants”) and (iii) each Right that is issued and outstanding immediately prior to the Merger will be converted into the number of New PubCo Ordinary Shares that would have been received by the holder thereof if such Right had been converted upon the consummation of a business combination transaction into Class A Ordinary Shares and all Rights shall no longer be outstanding and shall automatically be canceled by virtue of the Merger and each former holder of Rights shall thereafter cease to have any rights with respect thereto, except the right to receive New PubCo Ordinary Shares.

At the Share Swap Effective Time (as defined in the Business Combination Agreement), by virtue of the Share Swap and without any action on the part of GLAAM or the GLAAM Shareholders, the right to each GLAAM Common Share held by the GLAAM Shareholders immediately prior to the Share Swap Effective Time shall be converted into and shall for all purposes represent only the right to receive a number of validly issued, fully paid and non-assessable New PubCo Ordinary Shares equal to the Company Exchange Ratio (as defined in the Business Combination Agreement).

The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company with the SEC on March 9, 2023. For additional information regarding GLAAM, the Business Combination Agreement and, the Business Combination, see the New PubCo registration statement once filed, which will include our proxy statement. Except as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Business Combination with GLAAM.

Business Combination Criteria

Our strategy was to identify and acquire later-stage real estate technology businesses, with a focus on high-growth fundamentals, whose pace of growth can benefit from our operational prowess, capital markets experience and global connectivity. We leveraged the Sponsor’s extensive expertise and broad network of strategic LPs, portfolio companies, real estate relationships and reputation in the real estate and related technology sectors to identify investment opportunities with meaningful near-term growth potential that can generate attractive risk-adjusted returns for our shareholders.

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses if we do not complete our proposed Business Combination with GLAAM. We believe that our proposed Business Combination with GLAAM is consistent with our strategy. We used these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines if we do not complete our proposed Business Combination with GLAAM.

•	Target Business Size. Businesses with an aggregate enterprise value of $500 million or greater, determined in the sole discretion of our management team.

•

High Growth Global Operating Platform. Innovative, high growth, demand-driven businesses in the global real estate sector (e.g., warehouse, cold storage, distribution and / or logistics) with the ability to capitalize on demographic-fueled growth in emerging markets, and / or the rapid transition from conventional to e-commerce markets further accelerated with the onset of COVID-19.

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

•

Proven Unit Economics and Growing Companies. Established businesses with proven business models that we believe are poised for a period of high growth with capable management teams, attractive gross margins, strong unit economics and a demonstrated path to EBITDA profitability, but potentially in need of financial, operational, strategic or managerial support which the Sponsor is uniquely positioned to deliver.

•	Leverage the Sponsor’s Global Relationships, Experiences and Networks. Close to our proximal co-invest networks of founders, operators, investors, and advisors.

•	Benefit From Being a Public Company. Management, founders and shareholders with a desire to go public, to unlock growth capital for organic and / or merger and acquisition driven growth.

•	Focused Investment Criteria. We do not intend to invest in start-up companies, companies with speculative business plans, or companies that are excessively leveraged.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we do not complete our proposed Business Combination with GLAAM and decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Acquisition Process

In evaluating a prospective target business, we have conducted a disciplined due diligence review of issues that we deem important to validating our investment thesis and assessing a company’s business quality and value creation opportunities, allowing our management team to price returns relative to potential risks appropriately. This review encompassed, among other things, review of financial information and key documents of the target business, research related to the target company’s industry, markets, products, services and competitors, meetings with incumbent management and employees, on-site visits and a review of other information which was made available to us. Our approach to the acquisition process was centered on utilizing the existing networks and knowledge bases of Jaguar and Hennessy Capital Group, relying on outside resources where appropriate. In addition, we seek to leverage our management team’s operational and capital allocation expertise to target high-quality, scalable businesses with significant proof of concept where we see multiple opportunities for continued organic and strategic growth.

If we do not complete our proposed Business Combination with GLAAM, we are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor, or any of our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor, or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Jaguar, Hennessy Capital Group and members of our management team may directly or indirectly own founder shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business, including GLAAM, is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at a purchase price of approximately $0.004 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-business combination value of their Class A Ordinary Shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our partners, employees, officers and directors may have a conflict of interest with respect to evaluating a particular business combination, including our proposed Business Combination with GLAAM, if the retention or resignation of any such partners, employees, officers and directors will be included by a target business as a condition to any agreement with respect to our initial business combination.

Jaguar, Hennessy Capital Group and our management team are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination. Our amended and restated memorandum and articles of association waives the corporate opportunities doctrine in effect by providing that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis. See the section in this report entitled “Item 1A. Risk Factors—Risks Relating To Our Sponsor And Management Team—Our Officers And Directors Presently Have, And Any Of Them In The Future May Have, Additional Fiduciary, Contractual Or Other Obligations To Other Entities, Including Another Blank Check Company, And, Accordingly, May Have Conflicts Of Interest In Determining To Which Entity A Particular Business Opportunity Should Be Presented.”

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

Financial Position

With funds available for a business combination initially in the amount of $226,550,000, after payment of the estimated expenses of the Initial Public Offering and $8,050,000 of deferred underwriting commissions and full spend of the working capital held outside the Trust Account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

If we do not complete our proposed Business Combination with GLAAM, future target business candidates will be brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our registration statement and know what types of businesses we are targeting. Our officers and directors and Jaguar and Hennessy Capital Group, as well as their affiliates and other affiliated sources also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we have not yet engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will the Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay the Sponsor or an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services, research and other services provided to us and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

If we do not complete our proposed Business Combination with GLAAM we are not prohibited from pursuing another initial business combination with a company that is affiliated with the Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including other entities that are affiliates of the Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of our Initial Business Combination

In evaluating prospective target businesses, we conducted extensive due diligence reviews which encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilized our management team’s operational, transactional, and capital planning experience.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are estimated to be $30 million. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business prior to entering into the Business Combination Agreement with GLAAM has resulted in our incurring losses and reduced the funds we can use to complete our initial business combination. The Company has not and will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinized the management of prospective target businesses when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Permitted Purchases and other Transactions with Respect to our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares, rights or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), the Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

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

Our Sponsor, officers, directors, advisors and/or their affiliates are restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our Rights or Warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which in respect of our company, requires the affirmative vote of a majority of the shares represented in person or by proxy and voted at a general meeting of the company. A quorum for such meeting will be present if holders of one-third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. In such case, the Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 7,666,668, or 33.3% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, the Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

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

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, the Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Competition

On March 2, 2023, we entered into the Business Combination Agreement; however, the consummation of the Business Combination is subject to various terms and conditions and may not be successfully completed. In the event the Business Combination is not consummated, we will need to identify another target business. In identifying, evaluating and selecting a target business for our initial business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 601 Brickell Key Drive, Suite 700, Miami, Florida, 33131. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they have been and intend to continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do have not had nor do we intend to have any full time employees prior to the completion of our initial business combination.

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

Our initial shareholders own, on an as-converted basis, 25% of our outstanding ordinary shares immediately following the completion of our Initial Public Offering. Of these shares, 25% shall be considered to be newly unvested shares, which will vest only if the closing price of our Class A Ordinary Shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period, on or after the first anniversary of the closing of our initial business combination but before the fifth anniversary. Our Sponsor and members of our management team also may from time-to-time purchase Class A Ordinary Shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which in respect of our company, requires the affirmative vote of a majority of the shares represented in person or by proxy and voted at a general meeting of the company. A quorum for such meeting will be present if holders of one-third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. As a result, in addition to our initial shareholders’ founder shares, we would need 7,666,668, or 33.3% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by the Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The Ability Of Our Public Shareholders To Redeem Their Shares For Cash May Make Our Financial Condition Unattractive To Potential Business Combination Targets, Which May Make It Difficult For Us To Enter Into A Business Combination With A Target.

If we do not complete our proposed Business Combination with GLAAM, we may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets are aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Our Financial Statements Contain An Explanatory Paragraph That Expresses Concerns About Our Liquidity.

As of December 31, 2022 and 2021, we had $640,582 and $33,640 in cash and a working capital deficit of $73,572 and $411,000, respectively. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management has addressed this need for capital through the Initial Public Offering. However, we cannot assure you that our plans to consummate our initial business combination will be successful. These factors, among others, raise liquidity concerns.

The Ability Of Our Public Shareholders To Exercise Redemption Rights With Respect To A Large Number Of Our Shares Could Increase The Probability That Our Initial Business Combination Would Be Unsuccessful And That You Would Have To Wait For Liquidation In Order To Redeem Your Shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

GLAAM is, and any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our Search For A Business Combination, And Any Target Business With Which We Ultimately Consummate A Business Combination, May Be Materially Adversely Affected By Negative Impacts On The Global Economy, Capital Markets Or Other Geopolitical Conditions Resulting From The Invasion Of Ukraine By Russia And Subsequent Sanctions Against Russia, Belarus And Related Individuals And Entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available and it may require more time, more effort and more resources to identify a suitable target, if we do not complete our proposed Business Combination with GLAAM, and to consummate an initial business combination.

In addition, if we do not complete our proposed Business Combination with GLAAM, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a target, if we do not complete our proposed Business Combination with GLAAM, and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate another initial business combination if we do not complete the proposed Business Combination with GLAAM. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

We may not be able to find a suitable target business, if we do not complete the proposed Business Combination with GLAAM, and we may not be able to complete our initial business combination with GLAAM or another entity within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

In either such case, our public shareholders may receive only $10.35 per public share, or less than $10.35 per public share, on the redemption of their shares, and our Rights and Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.35 per public share” and other risk factors herein.

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

The Sponsor invested an aggregate of $12,475,000 in us in connection with our Initial Public Offering and the Private Placement, comprised of the $25,000 purchase price for the founder shares and the $12,450,000 purchase price for the Private Placement Warrants. We offered our Units to the public at an offering price of $10.00 per Unit, and the amount in our Trust Account as of December 31, 2022 was $10.35 per public share. However, because the Sponsor contributed only a nominal amount of approximately $0.004 per share for the founder shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of the Sponsor’s founder shares into Class A Ordinary Shares upon our completion of an initial business combination.

The following table shows the public shareholders’ and the Sponsor’s investment per share and how these compare to the implied value of one Class A Ordinary Share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $234,600,000 (which is the amount in the Trust Account after our Initial Public Offering), (ii) no interest is earned on the funds held in the Trust Account, (iii) no public shares are redeemed in connection with our initial business combination, (iv) the vesting of the 25% of the founder shares which will vest only if the closing price of our Class A Ordinary Shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period, on or after the first anniversary of the closing of our initial business combination but before the fifth anniversary and (v) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (a) the value of our public and Private Placement Warrants, (b) the trading price of our Class A Ordinary Shares, (c) the initial business combination transaction costs (including payment of $8,050,000 of deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors, or (f) the target’s business itself.

Class A Ordinary Shares held by public shareholders	23,000,000	shares
Class B ordinary shares held by our initial shareholders	7,666,667	shares
Total ordinary shares	30,666,667	shares
Total funds in trust at the initial business combination	$234,600,000
Public shareholders’ investment per Class A Ordinary Share(1)	$10.00
The Sponsor’s investment per Class B ordinary share(2)	$0.004
Implied value per Class A Ordinary Share upon the initial business combination(3)	$7.65

(1)	While the public shareholders’ investment is in both the public shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)

The Sponsor’s total investment in the equity of the company, inclusive of the founder shares and the Sponsor’s $12,450,000 investment in the Private Placement Warrants, is $12,475,000. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares held by the Sponsor would automatically convert into Class A Ordinary Shares upon completion of our initial business combination.

Based on these assumptions, each Class A Ordinary Share would have an implied value of $7.65 per share upon completion of our initial business combination, representing a 25% decrease from the initial implied value of $10.20 per public share. While the implied value of $7.65 per Class A Ordinary Share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for the Sponsor relative to the price it paid for each founder share. At $7.65 per share, the 7,666,667 Class A Ordinary Shares that the Sponsor would own upon completion of our initial business combination (after automatic conversion of the Sponsor’s founder shares) would have an aggregate implied value of $58,650,002. As a result, even if the trading price of our Class A Ordinary Shares significantly declines, the value of the founder shares held by the Sponsor will be significantly greater than the amount the Sponsor paid to purchase such shares. In addition, the Sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A Ordinary Shares after the initial business combination is as low as $1.00 per share. As a result, the Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A Ordinary Shares even if the trading price of our Class A Ordinary Shares declines after we complete our initial business combination. The Sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if the Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares, Rights or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares, Rights or Warrants in such transactions.

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

Because Of Our Limited Resources And The Significant Competition For Business Combination Opportunities, It May Be More Difficult For Us To Complete Our Initial Business Combination. If We Have Not Consummated Our Initial Business Combination Within The Required Time Period, Our Public Shareholders May Receive Only Approximately $10.35 Per Public Share, Or Less In Certain Circumstances, On The Liquidation Of Our Trust Account And Our Rights And Warrants Will Expire Worthless.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies are aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.35 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Rights and Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.35 per public share” and other risk factors herein.

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

Of the net proceeds of the Initial Public Offering and the Private Placement, only approximately $641,000 remains available to us outside the Trust Account to fund our working capital requirements as of the date of this Annual Report. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from the Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate during at least the completion window; however, we cannot assure you that our estimate is accurate, and the Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business if we do not complete the proposed Business Combination with GLAAM. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to another particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from the Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither the Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per Warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we do not consummate our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.35 per public share, or possibly less, on our redemption of our public shares, and our Rights and Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.35 per public share” and other risk factors herein.

We May Seek Business Combination Opportunities With A High Degree Of Complexity That Require Significant Operational Improvements, Which Could Delay Or Prevent Us From Achieving Our Desired Results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements, including GLAAM. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

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

We May Seek Acquisition Opportunities In Industries Or Sectors Which May Or May Not Be Outside Of Our Management’s Area Of Expertise.

If we do not complete the proposed Business Combination with GLAAM, we will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Unlike Some Other Similarly Structured Blank Check Companies, Our Initial Shareholders Will Receive Additional Class A Ordinary Shares If We Issue Shares To Complete Our Initial Business Combination.

The founder shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to complete our initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all founder shares (assuming vesting of the 25% of the founder shares subject to performance vesting) will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering (after giving effect to any redemptions of Class A Ordinary Shares that are public shares), plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to the Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares (the “Class B Ordinary Shares”) convert into Class A Ordinary Shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to complete their initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, which requires the affirmative vote or a majority of at least two-thirds of the shares by shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

Our Initial Shareholders Control A Substantial Interest In Us And Thus May Exert A Substantial Influence On Actions Requiring A Shareholder Vote, Potentially In A Manner That You Do Not Support.

Immediately following our Initial Public Offering, our initial shareholders own, on an as-converted basis, 25% of our issued and outstanding ordinary shares. Of these shares, 25% shall be considered to be newly unvested shares, which will vest only if the closing price of our Class A Ordinary Shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period, on or after the first anniversary of the closing of our initial business combination but before the fifth anniversary. Accordingly, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any Units or if the Sponsor purchases any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase its control. In addition, our board of directors, whose members were appointed by the Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and the Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B Ordinary Shares will have the right to vote on the appointment and removal of directors and to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, the Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor.

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

If Third Parties Bring Claims Against Us, The Proceeds Held In The Trust Account Could Be Reduced And The Per-share Redemption Amount Received By Shareholders May Be Less Than $10.35 Per Public Share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.35 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.35 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.35 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.35 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our Directors May Decide Not To Enforce The Indemnification Obligations Of Our Sponsor, Resulting In A Reduction In The Amount Of Funds In The Trust Account Available For Distribution To Our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.35 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.35 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.35 per public share.

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

Because We Are Not Limited To Evaluating A Target Business In A Particular Industry Sector, You Will Be Unable To Ascertain The Merits Or Risks Of Any Particular Target Business’s Operations.

If we do not complete the proposed Business Combination with GLAAM we may pursue other business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. . To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that GLAAM or another target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.35 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Rights and Warrants will expire worthless.

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

Resources Could Be Wasted In Researching Acquisitions That Are Not Completed, Which Could Materially Adversely Affect Subsequent Attempts To Locate And Acquire Or Merge With Another Business. If We Have Not Consummated Our Initial Business Combination Within The Required Time Period, Our Public Shareholders May Receive Only Approximately $10.35 Per Public Share, Or Less In Certain Circumstances, On The Liquidation Of Our Trust Account And Our Rights And Warrants Will Expire Worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.35 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Rights and Warrants will expire worthless.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A Ordinary Shares (including the requirement to not release proceeds of the Initial Public Offering and the Private Placement except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, which requires the affirmative vote of a majority of at least two-thirds of the shares by shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B Ordinary Shares. Our initial shareholders and their permitted transferees, if any, collectively beneficially own, on an as-converted basis, 25% of our Class A Ordinary Shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

We May Be Unable To Obtain Additional Financing To Complete Our Initial Business Combination Or To Fund The Operations And Growth Of A Target Business, Which Could Compel Us To Restructure Or Abandon A Particular Business Combination. If We Have Not Consummated Our Initial Business Combination Within The Required Time Period, Our Public Shareholders May Receive Only Approximately $10.35 Per Public Share, Or Less In Certain Circumstances, On The Liquidation Of Our Trust Account And Our Warrants Will Expire Worthless.

If we do not complete the proposed Business Combination with GLAAM and seek another business combination, if the net proceeds of the Initial Public Offering and the Private Placement prove to be insufficient, either because of the size of such business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.35 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Rights and Warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We May Have A Limited Ability To Assess The Management Of A Prospective Target Business And, As A Result, May Affect Our Initial Business Combination With A Target Business Whose Management May Not Have The Skills, Qualifications Or Abilities To Manage A Public Company, Which Could In Turn Negatively Impact The Value Of Our Shareholders’ Investment In Us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, including GLAAM, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

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

If we do not complete our initial Business Combination with GLAAM, we may seek to effectuate our initial business combination with another privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because We Must Furnish Our Shareholders With Target Business Financial Statements, We May Lose The Ability To Complete An Otherwise Advantageous Initial Business Combination With Some Prospective Target Businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). If we do not complete the proposed Business Combination with GLAAM, these financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

We do not believe that our principal activities subject us to the Investment Company Act. Since the Initial Public Offering, the proceeds have been and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares; or (iii) absent our completing an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.35 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Rights and Warrants will expire worthless.

If We Acquire A PropTech Company, Our Future Operations May Be Subject To Risks Associated With This Sector.

If we do not complete our proposed Business Combination with GLAAM, while we may pursue another initial business combination target in any stage of its corporate evolution or in any industry, sector or geographical location, we will concentrating our efforts in identifying high quality businesses in industries that complement our management team’s background and which provide technological innovation at the intersection with the real estate industry, a category broadly referred to as PropTech. Risks inherent in investments in this sector may include, but are not limited to, the following:

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

Any of the foregoing could have an adverse impact on our operations following a business combination. However, if we do not complete our proposed Business Combination with GLAAM, our efforts in identifying another prospective target businesses will not be limited to PropTech companies. Accordingly, if we do not complete the proposed Business Combination with GLAAM and we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

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

Risks Relating To Our Securities

If The Proceeds Held In The Trust Account Are Invested, The Securities In Which We Invest Could Bear A Negative Rate Of Interest, Which Could Reduce The Interest Income Available For Payment Of Taxes Or Reduce The Value Of The Assets Held In Trust Such That The Per Share Redemption Amount Received By Shareholders May Be Less Than $10.35 Per Share.

Since the Initial Public Offering, the net proceeds of the Initial Public Offering and certain proceeds from the Private Placement, in the amount of $234,600,000, have been and will continue to only be invested in U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $234,600,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.35 per share.

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

Our Units, Class A Ordinary Shares, Rights and Warrants are separately listed on Nasdaq. Although after giving effect to the Initial Public Offering we have met the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, based on Nasdaq’s current listing standards, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our listed securities (generally 300 shareholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, based on Nasdaq’s current listing standards, our share price would generally be required to be at least $4.00 per share, the market value of listed securities would generally be required to be at least $100 million (or we would need to satisfy certain shareholders’ equity or total assets and total revenue requirements). Additionally, we would generally be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A Ordinary Shares, Rights and Warrants are separately listed on Nasdaq, our Units, Class A Ordinary Shares, Rights and Warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You Will Not Be Entitled To Protections Normally Afforded To Investors Of Many Other Blank Check Companies.

Since the net proceeds of the Initial Public Offering and the Private Placement are intended to be used to complete an initial business combination with a target business that was not selected, we may have been deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the Private Placement and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

We registered the Class A Ordinary Shares issuable upon exercise of the Warrants in the registration statement for our Initial Public Offering because the Warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our Initial Public Offering. However, because the Warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of Class A Ordinary Shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A Ordinary Shares per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the Warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the Warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the Warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of Units sold in the Initial Public Offering. In such an instance, the Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their Warrants and sell the ordinary shares underlying their Warrants while holders of our Public Warrants would not be able to exercise their Warrants and sell the underlying ordinary shares. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A Ordinary Shares for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise their Warrants.

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

We have 23,950,000 Warrants outstanding (comprised of the 11,500,000 Public Warrants included in the Units and the 12,450,000 Private Placement Warrants). We are accounting for both the Warrants underlying the Units offered in the Initial Public Offering and the Private Placement as a Warrant liability. At each reporting period (1) the accounting treatment of the Warrants are re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private Warrants is remeasured and the change in the fair value of the liability is recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The price of our Class A Ordinary Shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our financial statements and results of operations fluctuate quarterly, based on various factors, such as the price of our Class A Ordinary Shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business if we do not complete the proposed Business Combination with GLAAM.

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

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Warrants prior to redemption for a number of Class A Ordinary Shares determined based on the redemption date and the fair market value of our Class A Ordinary Shares. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of ordinary shares received is capped at 0.361 Class A Ordinary Shares per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.

None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

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

Each Unit contains one-half of one redeemable Warrant. Pursuant to the warrant agreement, no fractional Warrants were issued upon separation of the Units, and only whole Units trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the Warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole Warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole Warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses.

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

In certain situations, including if we are not the surviving entity in our initial business combination, the Warrants may become exercisable for a security other than the Class A Ordinary Shares. As a result, if the surviving company redeems your Warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the Warrants within 20 business days of the closing of an initial business combination.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B Ordinary Shares, which have been issued to the Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Jaguar and/or Hennessy Capital Group and our partners, employees, officers and directors, as well as in certain cases its consultants may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. In particular, (i) Thomas D. Hennessy, one of our directors, currently serves as a director of 7GC &Co. Holdings Inc. (“VII”) (NASDAQ: VII), (ii) M. Joseph Beck, one of our directors, currently serves as a director of VII, and (iii) Daniel J. Hennessy, one of our advisors and an affiliate of the Sponsor, currently serves as Senior Advisor to VII and as the Chairman and Chief Executive Officer of Hennessy Capital Investment Corp. VI. Each of VII and Hennessy Capital Investment Corp. VI, like us, may pursue initial business combination targets in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, business or investments may present additional conflicts of interest in pursuing an acquisition target if we do not complete the proposed Business Combination with GLAAM, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a another target business if we do not complete the proposed Business Combination with GLAAM, subject to their fiduciary duties under Cayman Islands law.

In addition, pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, the Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with the Sponsor, our directors or executive officers, although we do not intend to do so, or we may acquire a target business through or in conjunction with one or more affiliates of Jaguar and/or Hennessy Capital Group. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

In light of the involvement of the Sponsor, its partners and employees, and our executive officers and directors with other entities, we may decide to acquire one or more businesses or entities affiliated with such persons. Our directors also serve as officers and board members for other entities. Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

Our initial shareholders hold an aggregate of 7,666,667 founder shares as of the date of this report. The founder shares will be worthless if we do not complete an initial business combination. In addition, the Sponsor purchased an aggregate of 12,450,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment, at a price of $1.00 per Warrant ($12,450,000 in the aggregate). If we do not complete our initial business combination within the completion window, the Private Placement Warrants will expire worthless.

The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares. Pursuant to the letter agreement, the Sponsor has agreed that upon and subject to the completion of the initial business combination, 25% of the founder shares then held by the Sponsor shall be considered to be newly unvested shares, which will vest only if the closing price of our Class A Ordinary Shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period is achieved on or after the first anniversary of the closing of the initial business combination but before the fifth anniversary (founder shares, if any, that remain unvested at the fifth anniversary of the closing of the initial business combination will be forfeited, subject to certain exceptions as described in the letter agreement). If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which in respect of our company, requires the affirmative vote of a majority of the shares represented in person or by proxy and voted at a general meeting of the company. In such case, the Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our executive officers and directors may, subject to their fiduciary duties under Cayman Islands law, influence their motivation in identifying and selecting a target business combination, if we do not complete the proposed Business Combination with GLAAM, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline for our consummation of an initial business combination nears, and the vesting structure of the Sponsor’s founder shares may lead to the Sponsor selecting a target which is more likely to lead to satisfying the return hurdles even if it ends up being a riskier or less suitable target. In particular, because the founder shares were purchased at a purchase price of approximately $0.004 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A Ordinary Shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A Ordinary Shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A Ordinary Shares. If the trading price of our Class A Ordinary Shares on a post-business combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A Ordinary Share, such holder of our founder shares would obtain a profit of approximately $4,996 on account of the 1,000 founder shares that the holder had converted into Class A Ordinary Shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A Ordinary Shares acquired as part of the Units in the Initial Public Offering would lose approximately $5,000 (excluding the value of Warrants included in the Units) in connection with the same transaction.

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

Certain of our officers and directors may own membership interests in the Sponsor and indirect interests in our Class B Ordinary Shares and Private Placement Warrants which may result in interests that differ from the economic interests of the investors of the Initial Public Offering, which includes making a determination of whether a particular target business, including GLAAM is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in the Sponsor and our public shareholders that may not be resolved in favor of our public shareholders.

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

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination, if we do not complete the proposed Business Combination with GLAAM, and if we effect our initial business combination, the ability of that target business, including GLAAM to become profitable.

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

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target if we do not complete the proposed Business Combination with GLAAM.

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

Cyber Incidents Or Attacks Directed At Us Could Result In Information Theft, Data Corruption, Operational Disruption And/Or Financial Loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

If We Are Unable To Obtain Sufficient Funding On A Timely Basis And On Acceptable Terms And Continue As A Going Concern, We May Be Required To Significantly Curtail, Delay, Or Discontinue Our Operations.

If we are unable to obtain sufficient funding on a timely basis and on acceptable terms and continue as a going concern, we may be required to significantly curtail, delay, or discontinue our operations. In general, we may be unable to expand our operations or otherwise capitalize on business opportunities, and defend against and prosecute litigation necessary to conduct our business as desired, which could materially affect our business, financial condition and results of operations. If we are ultimately unable to continue as a going concern, we may have to seek the protection of bankruptcy laws or liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our shareholders will lose all or a part of their investment.

Our Independent Registered Public Accounting Firm’s Report Contains An Explanatory Paragraph That Expresses Substantial Doubt About Our Ability To Continue As A “Going Concern.”

On a routine basis, the Company assesses going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40. As of December 31, 2022, we had $640,582 in cash, a working capital surplus of $1,194,294, and $238,038,403 of marketable securities held in the Trust Account to be used for the Business Combination, another initial business combination or to repurchase or redeem our Public Shares in connection therewith. Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a contribution of $25,000 from our Sponsor in exchange for the issuance of the founder shares and a loan of $250,000 from the Sponsor pursuant to a promissory note (the “Note”), under which we may borrow up to an aggregate principal amount of $300,000 from the Sponsor and a Sponsor affiliate. The Note was repaid on February 15, 2022, upon the closing of the Initial Public Offering out of the offering proceeds. Subsequent to the Initial Public Offering, we have sufficient cash held outside of the Trust Account to meet our obligations. In addition, in order to finance transaction costs in connection with the Business Combination or another business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. We have until August 10, 2023 to consummate the Business Combination or another business combination. If the Business Combination or another business combination is not consummated by this date and an extension is not requested by the Sponsor, we will have a mandatory liquidation and subsequent dissolution. The liquidity condition, date for mandatory liquidation and subsequent dissolution within twelve months raises substantial doubt about our ability to continue as a going concern. We intend to complete the Business Combination or another business combination prior to the mandatory liquidation date or obtain approval for an extension, however, it is uncertain whether we will be able to do so. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Market Information

Our Units commenced public trading on the Nasdaq under the symbol “JGGCU” on February 11, 2022; the Class A Ordinary Shares, Rights and Warrants comprising the Units began separate trading on the Nasdaq under the symbols “JGGC,” ‘‘JGGCR” and “JGGCW,” respectively, on April 4, 2022. Unit holders have the option to continue to hold Units or to separate their Units into the component pieces. No fractional Warrants were or will be issued and only whole Warrants trade. No fractional Rights were or will be issued and only whole Rights trade.

Holders

As of December 31, 2022, there was one holder of record of the JGGC Units, one holder of record of the JGGC Class A Ordinary Shares, eleven holders of record of the JGGC Class B Ordinary Shares, one holder of record of the JGGC rights, one holder of record of the JGGC Public Warrants and one holder of record of the JGGC Private Placement Warrants.

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

Use of Proceeds

On April 21, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration for an aggregate of 5,750,000 founder shares, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In July 2021, the Sponsor transferred an aggregate of 125,000 founder shares to five of our directors and an aggregate of 75,000 founder shares to one or more advisors. On January 27, 2022, we effected a share capitalization with respect to our founder shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. All founder shares will automatically convert into Class A Ordinary Shares upon completion of our initial business combination.

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

Simultaneously with the consummation of the Initial Public Offering on February 15, 2022, we completed the Private Placement of 12,450,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor, generating gross proceeds to us of $12,450,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement Warrants are identical to the Warrants underlying the units, except that the Private Placement Warrants (and the Class A Ordinary Shares underlying the Private Placement Warrants) will be subject to transfer restrictions until 30 days after the completion of our initial business combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights.

In connection with the Initial Public Offering, we incurred offering costs of $12.65 million, inclusive of $8.05 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount would have been be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering and over-allotment expenses, $234.6 million of the net proceeds from the Initial Public Offering and certain of the proceeds from the Private Placement (or $10.20 per Unit sold in the Initial Public Offering) have been deposited in a Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of our public shareholders. Each of the underwriters in our Initial Public Offering waived its deferred underwriting discount in the aggregate amount of $8,050,000, such that we now do not expect to pay any deferred underwriting fees in connection with closing of our initial business combination. The outstanding loan of $250,000 from the Sponsor was repaid upon the closing of the Initial Public Offering out of the offering proceeds. Of the net proceeds of the Initial Public Offering and the Private Placement, only approximately $641,000 remains available to us outside the Trust Account to fund our working capital requirements as of the date of this Annual Report. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from the Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate during at least the completion window; however, we cannot assure you that our estimate is accurate, and the Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances.

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

We have been and intend to continue using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Results of Operations and Known Trends or Future Events

Our only activities since inception up to December 31, 2021 were in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering up to December 31, 2022, our search for a prospective target for our business combination. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We are generating non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Since the date of the Initial Public Offering, we have incurred substantially increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a loss from operations of $2,459,464, all consisting of general and administrative expenses, offset by a change in fair value of derivative warrant liabilities of $4,851,300, gains on marketable securities (net), dividends and interest, held in Trust Account of $3,438,403, loss on transaction costs allocation to derivative warrant liabilities of $215,039, resulting in a net income of $5,615,200 for the year ended December 31, 2022.

For the period from March 31, 2021 (inception) through December 31, 2021, we had a net loss of $39,954, all consisting of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $640,582 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel and structure, negotiate and complete a Business Combination.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through (i) $25,000 paid by our initial shareholders to cover certain of our offering costs in exchange for the issuance of the founder shares to our initial shareholders and (ii) the receipt of loans to us of up to $300,000 by the Sponsor under an unsecured amended and restated promissory note. We borrowed approximately $250,000 under the amended and restated promissory note with the Sponsor. The outstanding note was repaid upon the closing of the Initial Public Offering out of the offering proceeds and such note is no longer available to be drawn.

Upon the closing of the Initial Public Offering and the Private Placement on February 15, 2022, $234.6 million of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, if any (less taxes payable), to complete our initial business combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the $640,582 of proceeds held outside the Trust Account, as well as certain funds from loans from the Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from the Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants of the post-business combination entity at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Administrative Services Agreement

Commencing on February 10, 2022, we agreed to pay the Sponsor or an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services, research and other services provided to us and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021, the Company incurred and paid $110,000 and $0, respectively, for these services.

Registration Rights

The holders of the founder shares, Private Placement Warrants and any Warrants that may be issued upon conversion of working capital loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) are to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 11, 2022, the underwriters fully exercised the over-allotment option.

The Company granted the underwriters a discount of $0.20 per Unit, $4,600,000 in the aggregate. An additional fee of $0.35 per Unit, or approximately $8,050,000 in the aggregate would be payable to the underwriters for deferred underwriting commissions. Each of the underwriters in our Initial Public Offering waived its deferred underwriting discount in the aggregate amount of $8,050,000, such that we now do not expect to pay any deferred underwriting fees in connection with closing of our initial business combination. On February 24, 2023 and March 21, 2023, we received a formal letter from Barclays Capital Inc. and Citigroup Global Markets Inc., respectively, formally waiving any entitlement to its respective portion of the deferred underwriting discount. The deferred underwriting fee was agreed between us, Barclays Capital Inc. and Citigroup Global Markets Inc. in the Initial Public Offering underwriting agreement signed by the parties on February 10, 2021 and was earned in full upon completion of the Initial Public Offering but the payment of deferred underwriting fees was conditioned upon closing of our business combination such that the waivers were given by Barclays Capital Inc. and Citigroup Global Markets Inc. on a gratuitous basis without any consideration to Barclays Capital Inc. and Citigroup Global Markets Inc. from us. Aside from general dialogue between our representatives and representatives of Barclays Capital Inc. and Citigroup Global Markets Inc. (and other investment banking professionals) about sourcing targets and broader SPAC market conditions in the ordinary course, subsequent to our Initial Public Offering, Barclays Capital Inc. and Citigroup Global Markets Inc. have had no involvement in the proposed business combination with GLAAM (other than periodically discussing broader market conditions with our representatives in the ordinary course), and Barclays Capital Inc. and Citigroup Global Markets Inc. were not retained in any role after our Initial Public Offering. In particular, Barclays Capital Inc. and Citigroup Global Markets Inc. did not assist in (i) procuring GLAAM as a target business, (ii) developing any financial models or other target evaluation materials while we were pursuing a business combination with GLAAM, (iii) marketing the transaction, (iv) preparation or review of this proxy statement / prospectus or any of its underlying disclosure, or (v) any other role in the business combination. Due to the lack of any role by Barclays Capital Inc. and Citigroup Global Markets Inc. in the proposed business combination, we obtained the waiver from Barclays Capital Inc. and Citigroup Global Markets Inc.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income or Loss per Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle Warrants, as calculated using the treasury stock method. For the year ended December 31, 2022, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company is contingent on a future event. For the period from March 31, 2021 (inception) through December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income (losses) are shared pro rata between the two classes of shares on the assumption that the consummation of the initial business combination is the most likely outcome. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income (loss) per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and may take advantage of complying with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

The net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants have been and will only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is not now, nor will there be any associated material exposure to interest rate risk.

We account for the 23,950,000 Warrants issued in connection with the Initial Public Offering (the 11,500,000 Warrants included in the units and the 12,450,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, we classified the Company’s public and private Warrants as liabilities at the initial recognition date. These liabilities are subjected to re-measurement at each balance sheet date with the changes in fair values recognized in our statements of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal year 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gary R. Garrabrant	65	Chairman and Chief Executive Officer
Thomas J. McDonald	58	President and Director
Anthony R. Page	59	Chief Financial Officer
Thomas D. Hennessy	38	Director
M. Joseph Beck	37	Director
Michael B. Berman	64	Independent Director
Craig M. Hatkoff	68	Independent Director
Jason H. Lee	52	Independent Director
Martha Notaras	62	Independent Director
Christine Zhao	50	Independent Director

Gary R. Garrabrant is our Chairperson and Chief Executive Officer. Mr. Garrabrant is the Chief Executive Officer and co-founder of Jaguar Growth Partners Group, LLC (“Jaguar”), as well as JGP. Mr. Garrabrant has been the Chief Executive Officer of Jaguar, as well as JGP since their formation in 2013. Prior to the creation of Jaguar, Mr. Garrabrant co-founded Equity International in 1999 and was Chief Executive Officer and Director from 1996 to 2012. He was the principal architect of Equity International, providing strategic direction and overseeing all of the company’s activities and investment portfolio. From 1996 to 1999, Mr. Garrabrant was Executive Vice President of Equity Group Investments, responsible for private investments and capital markets, leading the acquisition of California Real Estate Investment Trust and the creation of Capital Trust. Previously Mr. Garrabrant co-founded Genesis Realty Capital Management and held leadership roles in the investment banking divisions of Chemical Bank and Bankers Trust Company. Mr. Garrabrant served as chairperson, vice chairperson and director of a number of companies spanning multiple continents across various sectors, including office, industrial and retail property, logistics, homebuilding, specialty finance, investment management and hospitality. Mr. Garrabrant is a former member of the University of Cambridge Real Estate Finance Advisory Board and the University of Notre Dame Mendoza College of Business Advisory Council, where he conceived and established the Garrabrant International Internship Program. He is a former Advisory Board member of the Kellogg Institute for International Studies at Notre Dame. He is a member of the Misericordia Advisory Board and the Endowment Investment Committee, a trustee of the Naples Children & Education Foundation (sponsor of the Naples Winter Wine Festival), a member of the Peconic Land Trust President’s Council and a supporter of the Ovarian Cancer Translational Gene Program at Mount Sinai Medical Center. Mr. Garrabrant graduated from the University of Notre Dame with a B.B.A. in Finance and completed the Dartmouth Institute at Dartmouth College. Mr. Garrabrant is well qualified to serve as director because he brings decades of leadership and knowledge drawing from his experiences as Chief Executive Officer and co-founder of both Equity International and JGP. He has a strong track record of investing and building companies in diversified sectors including logistics, retail, homebuilding, hospitality, healthcare, specialty finance, real estate and technology.

Thomas J. McDonald is our President and one of our directors. Mr. McDonald is co-founder of Jaguar and JGP. Mr. McDonald has been Managing Partner of Jaguar as well as Managing Partner and Head of Americas of JGP since their formation in 2013. Mr. McDonald has served as a managing member of Jaguar Growth Asset Management, LLC since 2013. Mr. McDonald serves on the boards of directors for Hoteles City Express (BMV: HCITY), LatAm Logistics Properties, Opea Securitizadora SA, and Bresco, and previously for Vesta (BMV: VESTA), Aliansce Sonae SA (BZ: ALSO3), Gafisa (NYSE: GFA), BR Malls (BZ: BRML3), Tenda (BZ: TNDA3), Parque Arauco (SNSE: PARAUCO), Bracor, AGV Logistics, and Brazilian Finance and Real Estate. Prior to the creation of Jaguar, Mr. McDonald was the Chief Strategic Officer of Equity International. He was primarily responsible for developing its collaborative, partner-oriented investment style through establishing, building and optimizing relationships, as well as coordinating investment and portfolio management activities. From 1997 to 1999, Mr. McDonald was Executive Vice President of Anixter International (NYSE: AXE) responsible for global sales. From 1993 to 1997, Mr. McDonald resided in Argentina and was responsible for establishing operating businesses for Anixter in Brazil, Argentina, Chile, Venezuela and Colombia. Previously Mr. McDonald resided in Mexico and Puerto Rico, holding operating and business development leadership roles with American Airlines and Quadrum SA de CV. Mr. McDonald is a member of the Emeritus Board of IES Abroad, and former member of the University of Chicago’s Booth School of Business Global Advisory Board. Mr. McDonald founded, and is President of the board of Coprodeli USA, a non-profit supporting the integral development of Peru’s impoverished. Mr. McDonald is fluent in Spanish and Portuguese and conversant in French. Mr. McDonald graduated from the University of Notre Dame and received his M.B.A. from the University of Chicago’s Booth School of Business. Mr. McDonald is well qualified to serve as director due to his extensive experience in private equity investing in emerging markets over the past 24 years and his extensive public company, private company and non-for-profit board experience.

Anthony R. Page, our Chief Financial Officer, has been the Chief Risk Officer of JGP since February 2022 and previously served as JGP’s Head of Risk Management from January 2021 to February 2022 and senior advisor from 2015 to 2020. From 2006 to 2010, Mr. Page served as Senior Vice President and Director of Commercial Mortgage Investments for Capstead Mortgage Corporation (NYSE: CMO). From 2001 to 2015, Mr. Page served as Managing Partner of Perimone Investment Partners. From 1996 to 2000, Mr. Page was a principal at Apollo Real Estate Advisors focusing on international investments while residing in New York and Hong Kong. Prior to that, Mr. Page served as the Chief Financial Officer for Boston-based Winthrop Financial Associates and First Winthrop Corporation. Mr. Page is a member of the board of directors and Secretary of the Dallas Housing Finance Corp., and a member of the boards of directors of Brilliant China (a leading integrated developer, operator, and investment manager of logistics warehouses and related industrial properties in China), the McKinney Avenue Transit Authority, Uptown Dallas Inc., and the Uptown Success Alliance, Inc., as well as the University of Virginia McIntire School of Commerce Advisory Board. Mr. Page is a CFA Charterholder, a Chartered Alternative Investment Analyst, was previously a certified public accountant, graduated from the University of Virginia with a B.S. in Commerce and completed the Advanced Management Development Program at the Harvard University Graduate School of Design.

Thomas D. Hennessy, one of our directors, currently serves as a Managing Partner of Growth Strategies of Hennessy Capital Group, LLC, an alternative investment firm founded in 2013 that focuses on investing in industrial, infrastructure, climate and real estate technologies. Since December 2020, he has served as a director of 7GC &Co. Holdings Inc. (“VII”) (NASDAQ: VII), a special purpose acquisition company targeting the technology industry. From December 2020 to December 2022, he served as Chairman, Co-Chief Executive Officer and President of PTIC, a special purpose acquisition company which in 2020 closed an initial business combination with Appreciate Holdings, Inc. (NASDAQ: SFR). From November 2019 to December 2020, as Chairperson, Co-Chief Executive Officer and President of PTAC, a special purpose acquisition company, which in December 2020 closed an initial business combination Porch.com, Inc. and is now known as Porch Group, Inc. (NASDAQ: PRCH), or Porch, a leading software and services platform for the home inspection and home service industries, and served as a director from December 2020 to August 2021.    From September 2014 to July 2019, Mr. Hennessy served as a Portfolio Manager of ADIA, during which time he created and led ADIA’s PropTech investment mandate. Mr. Hennessy is the son of Daniel J. Hennessy, one of our advisors. Mr. Hennessy holds a B.A. degree from Georgetown University and an M.B.A. from the University of Chicago Booth School of Business.

M. Joseph Beck, one of our directors, serves as a director of VII, since December 2020. Mr. Beck has served as a Managing Partner of Growth Strategies of Hennessy Capital Group, LLC since July 2019. From December 2020 to December 2022, he served as the Co-Chief Executive Officer, Chief Financial Officer and director of PTIC, a special purpose acquisition company which in 2020 closed an initial business combination with Appreciate Holdings, Inc. (NASDAQ: SFR). From November 2019 to December 2020, he served as Co-Chief Executive Officer, Chief Financial Officer and director of PTAC, a special purpose acquisition company, which in December 2020 closed an initial business combination with Porch. . From August 2012 to July 2019, Mr. Beck served as a Senior Investment Manager of ADIA. From July 2008 to August 2012, Mr. Beck served in the Investment Banking Division of Goldman, Sachs & Co., where he focused on mergers and acquisitions for companies in the real estate sector as well as public and private financings of equity, debt and structured products. Mr. Beck holds a B.A. degree from Yale University.

Michael B. Berman, one of our independent directors, is the Chief Executive Officer of MB Capital Associates, a private company focused on public and private investments and consultancy assignments. From 2011 to 2018, Mr. Berman was the Chief Financial Officer and Executive Vice President of GGP, Inc., where he was responsible for capital markets, finance, treasury, accounting, tax, technology, investor relations and corporate communications functions. Mr. Berman served as Executive Vice President and Chief Financial Officer of Equity LifeStyle Properties (NYSE: ELS) from September 2003 until November 2011. He was responsible for ELS’s capital markets, finance, treasury, accounting, tax, technology, and investor relations functions. Mr. Berman is a member of the board of directors and the Audit Committee Chair of Brixmor Property Group Inc. (NYSE: BRX) He is a member of the board of directors, the Audit Committee Chair and a member of the governance and nominating committee of Skyline Champion Corp. (NYSE: SKY), one of the nation’s largest factory-built housing companies. Mr. Berman was also a member of the board of directors and member of the audit and compensation committees of Mack-Cali Realty Corporation (NYSE: CLI), from 2020 to 2021. Mr. Berman was employed in the investment banking department of Merrill Lynch & Co. from 1988 through 2002 and was an associate professor at the New York University Real Estate Institute in 2003. Mr. Berman holds an M.B.A. from Columbia University Graduate School of Business, a J.D. from Boston University School of Law and a bachelor’s degree from Binghamton University in New York.

Craig M. Hatkoff, one of our independent directors, has served as Executive Chairperson of LEX Markets, a real estate and alternative asset fintech start-up, since April 2019. Mr. Hatkoff is nominated to become a director for Monmouth Real Estate Investment Corporation. Mr. Hatkoff has served on the board of directors of SL Green Realty Corp. (NYSE: SLG), a public real estate investment trust and the largest owner of commercial real estate in Manhattan since 2011. He also serves as the Chairperson of Turtle Pond Publications. Previously, Mr. Hatkoff was the Co-Head of the Real Estate Investment Banking Unit of Chemical Bank and served as a director of Subversive Capital Acquisition Corp. (NEOSVX: U), a cannabis focused SPAC which acquired CMG Partners Inc. and Left Coast Ventures, Inc. Mr. Hatkoff served on the Board of Colony Capital, Inc. (NYSE: CLNY), a public real estate investment trust that focuses on global digital infrastructure from 2019 to 2021. He served as a director of Taubman Centers, Inc. (NYSE: TCO), a real estate investment trust engaged in the ownership, management and leasing of retail properties, from 2004 to 2019. Mr. Hatkoff also co-founded the Tribeca Film Festival in 2002. Mr. Hatkoff was a Co-Founder and director of Capital Trust, Inc., a real estate investment management company, from 1997 to 2010.

Jason H. Lee, one of our independent directors, is currently Co-Chairperson of Brilliant China. Mr. Lee, along with his partners, acquired Brilliant in 2020. Prior to Brilliant, Mr. Lee was with The Carlyle Group, a global private equity investment firm, for 22 years most recently as Managing Director-Partner and Head of Asia Real Estate based in Hong Kong where he founded Carlyle Asia Real Estate in 2001. During Mr. Lee’s 17 years with Carlyle in Hong Kong, Carlyle invested in over $6 billion of real estate assets throughout Asia, including China, Korea and Japan, and Australia through various real estate funds, partnerships and separate accounts across core plus, value add and opportunistic strategies. Mr. Lee began his career at Carlyle in 1996 becoming a Principal with Carlyle’s U.S. Real Estate group based in Washington, D.C. and making opportunistic real estate investments in the U.S. through two real estate private equity funds, Carlyle Realty Partners I and II. Before joining Carlyle, Mr. Lee worked for The Argo Partnerships in New York, two opportunistic real estate investment funds focused on North America, sponsored by The O’Connor Group and J.P. Morgan. Prior to The Argo Partnerships, Mr. Lee worked for Disney Development Company, the real estate arm of The Walt Disney Company, in California. Mr. Lee received a B.S. in Business Administration from the Hass School of Business at the University of California, Berkeley and an M.B.A. from Harvard Business School.

Martha Notaras, one of our independent directors, is a General Partner at Brewer Lane Ventures, investing in early stage insurtech and fintech companies. Ms. Notaras serves on the boards of directors of Cowbell Cyber, an artificial intelligence-driven cyber insurance platform, since 2021; Lynk, which uses artificial intelligence to deliver its “knowledge as a service” platform, since 2021; and Cape Analytics, which delivers highly accurate property data derived from imagery via machine learning, since 2016. Since 2020, Ms. Notaras has served on the board of directors of Palomar Holdings Inc. (NASDAQ: PLMR), which provides catastrophe insurance for personal and commercial property. Since 2019, Ms Notaras has served on the board of directors of ATTOM Data Solutions, a leading provider of property data to the real estate, financial services and insurance markets.

Prior to joining Brewer Lane, from 2015 to 2019, Ms. Notaras was Partner at XL Innovate, investing in early stage insurtechs, including Lemonade, which went public in 2020. From 2010 to 2015, Ms. Notaras provided outsourced corporate development and strategy consulting to technology and financial services clients. Previously, from 1994 to 2010, Ms. Notaras ran corporate development for the business analytics division of the Daily Mail, where she participated in the acquisitions of 20 companies. The portfolio included insurtech pioneer Risk Management Solutions which Moody’s acquired for $2 billion, and property analytics company Property & Portfolio Research, which CoStar acquired. Ms. Notaras has served as board director for many early and growth stage companies, including those in fintech, insurtech, proptech, edtech and digital media. Ms. Notaras’ prior experience includes investment banking at Merrill Lynch and commercial banking at Credit Suisse. Ms. Notaras earned her A.B. cum laude from Princeton University and her MBA from Harvard Business School, where she was a Baker Scholar, awarded for graduating in the top five percent of the class.

Christine Zhao, one of our independent directors, has been Chief Financial Officer of Alvarium Tiedemann Holdings Inc. (NASDAQ: ALTI), a global wealth management and alternative asset management company since January 2023, and CFO of its predecessor company Tiedemann Advisors since July 2021. Most recently, from January 2021 to February 2023 Ms. Zhao was a member of the board of directors and Audit Committee Chair of D and Z Media Acquisition Corp. (NYSE: DNZ), a media and edtech-focused special purpose acquisition company, from October 2016 to January 2023, she was a member of the board of directors and Governance and Nomination Committee Chair of bio-pharmaceutical company BeyondSpring Inc. (NASDAQ:BYSI), which develops innovative immune-oncology cancer therapies, and from July 2020 to October 2022 she was a member of the board of directors and Chief Financial Officer for Edoc Acquisition Corp. (NASDAQ: ADOC), a healthcare focused special purpose acquisition company. Previously, from November 2015 to December 2019, she served as Chief Financial Officer for two large PE-backed growth-stage companies, including Best Inc., a pre-IPO logistics technology company in China, which later priced is initial public offering at a valuation exceeding $3 billion (NYSE: BEST). Prior to this, she served as a Managing Director of Bank of America Merrill Lynch and an Executive Director of JPMorgan, where she held senior positions at headquarters and global corporate and investment banking units across a broad spectrum of functional areas including treasury, liquidity products, capital management, risk management, and as regional Chief Financial Officer/Chief Operating Officer in transaction banking and corporate banking units. She also worked at American Express in various capacities including corporate strategic planning and venture investing from March 2003 to March 2008. Early in her career, Ms. Zhao worked in investment banking at Goldman Sachs and in corporate finance/corporate development at FedEx. Ms. Zhao is a board member of several non-profit organizations, including Volunteers of America—Greater New York, the Chinese Finance Association and Asian Pacific American Advocates Westchester & Hudson Valley Chapter. She is also a founding board member of the American Chinese Unite Care. Ms. Zhao received an M.B.A. from Harvard Business School, a master’s degree in Economics and Finance from the University of Alabama and a bachelor’s degree in Economics with distinction from Fudan University in China.

Advisors

In addition to the management team and board of directors described above, our advisors devote their time and expertise to the pursuit and execution of an initial business combination. These advisors include:

Daniel J. Hennessy is one of our advisors and is the Founder and the Managing Member of Hennessy Capital Group LLC, an alternative investment firm founded in 2013 that focuses on investing in sustainable and real estate technology sectors. He also currently serves as senior advisor to VII. Since January 2021, Mr. Hennessy has served as Chairperson and Chief Executive Officer of Hennessy Capital Investment Corp. VI, which in September 2021 closed its initial public offering of $300 million. From December 2020 to December 2022, he served as Senior Advisor to PTIC. From October 2020 to December 2022, Mr. Hennessy served as Chairperson and CEO of Hennessy Capital Investment Corp. V., or Hennessy V (NASDAQ: HCIC), which in January 2021 closed its initial public offering of $345 million. From March 2019 to December 2020, Mr. Hennessy served as Chairperson and Chief Executive Officer of Hennessy Capital Acquisition Corp. IV, or Hennessy IV (NASDAQ: HCAC), which in December 2020 closed its initial business combination with Canoo Holdings Ltd. From August 2018 to August 2022, Mr. Hennessy served as a director of SIRVA Worldwide Relocation & Moving. From January 2017 to October 2018, Mr. Hennessy served as Chairperson of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, now known as US Ecology, Inc. (NASDAQ: ECOL) and served as a director of US Ecology, Inc. from January 2018 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairperson and Chief Executive Officer of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and since February 2017, has served as Daseke, Inc.’s Vice Chairperson. From September 2013 to February 2015, Mr. Hennessy served as Chairperson of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and from 2015 to 2019, he as a director of Blue Bird Corporation, formerly known as School Bus Holdings Inc. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he co-founded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is the father of Thomas D. Hennessy, a director.

Betty W. Liu, one of our advisors, is the Chairperson, President, and Chief Executive Officer for D and Z Media Acquisition Corp. Ms. Liu is a highly accomplished entrepreneur, journalist, producer, and corporate executive with more than 25 years of professional experience working domestically and internationally. Her extensive background in financial journalism and professional education content, and later as a senior executive at Intercontinental Exchange (ICE), has provided Ms. Liu connectivity and access to C-suite executives and directors across a variety of industries and geographies, domestically and internationally, particularly in Asia. Ms. Liu most recently served as the Executive Vice Chairperson of the NYSE Group and Chief Experience Officer for NYSE’s parent company, ICE. She was also a member of the NYSE Group board of directors from 2018 to 2020. Ms. Liu oversaw the NYSE’s digital marketing operations, including customer-centric messaging, branding, digital events, and other core growth initiatives that were linear to the company’s long-term strategy. In this capacity, Ms. Liu directly managed the development of the Investor Access series, and monthly C-suite engagement events, which collectively brought together more than 1,600 senior executives of some of the largest publicly listed companies, including senior executives within the media and ed-tech sectors. In addition to her role in marketing and strategy, through her role at the NYSE, Ms. Liu was actively involved in more than 25 initial public offerings, including some of the largest listings in recent history for companies such as Uber (NYSE: U), Pinterest (NYSE: PINS), and Tencent Music (NYSE: TME). Because of her background and connectivity, Ms. Liu was closely consulted and heavily involved in the planning process for several media and technology businesses as they evaluated considerations regarding becoming a public company. Prior to ICE, Ms. Liu served as the Founder and Chief Executive Officer of Radiate, an online, subscription-based ed-tech company focused on leadership, business, and personal development strategies for millennial managers and executives. As the Founder, Ms. Liu led day-to-day operations of the business and scaled the platform from concept to more than 20,000 monthly active professional subscribers in less than 2 years. Ms. Liu led the company through multiple rounds of venture-backed capital raises from notable venture capital investors, such as RSE Ventures and University Ventures. Radiate was acquired by ICE in 2018.

From 2007 to 2018, Ms. Liu was an award-winning business journalist, serving as a leading anchor and editor-at-large for Bloomberg Television in New York City. Ms. Liu hosted “In the Loop” and developed several franchises including “Titans at the Table,” which focused on leaders in finance, markets, entertainment, and business. Ms. Liu was the sole anchor since In the Loop’s inception in 2009. Before joining Bloomberg, Ms. Liu was an anchor for CNBC Asia based in Hong Kong, serving as part of the leadership group which helped build CNBC Asia into a market-leading news network within the region. Prior to 2007, Ms. Liu was the Atlanta Bureau Chief for the Financial Times, served as the Taiwan Bureau Chief for Dow Jones Newswires, and separately was their Hong Kong-based regional correspondent. In 1997, she received a Dow Jones Newswires Award for her coverage of the Asian financial crisis. Ms. Liu earned a B.A. from the University of Pennsylvania.

Scott F. Meadow, one of our advisors, is a Clinical Professor of Entrepreneurship at the University of Chicago Booth School of Business teaching over 10,000 students in Entrepreneurship, Innovation, Private Equity and Venture Capital. Mr. Meadow has over 30 years of experience as a general partner with four venture capital and private equity firms. Since 2005, Mr. Meadow has been an associate partner of The Edgewater Funds, a private equity partnership with Lazard Frères, specialized in middle market growth capital investments and with over $1.0 billion in capital under management. From 1995 to 2003, Mr. Meadow was a general partner for Sprout Group, the venture affiliate of Donaldson, Lufkin, & Jenrette (DLJ), which has raised nearly $3.0 billion in committed capital from leading institutional investors. From 1992 to 1995, Mr. Meadow was a general partner for Frontenac Company, Chicago-based private equity firm that raises capital from investors with long investment horizons. Since its inception, the firm has managed over 200+ family business transitions. From 1983 to 1992, Mr. Meadow served as a partner and a general partner for William Blair & Company, a full line investment banking partnership.

Edward Shenderovich, one of our advisors, is the Founder and Managing Director of Essential Capital, an early-stage investment company which counts urban transformation as one of its focus areas and the Founder and Chief Executive Officer of Synonym, a bioproduction infrastructure company. Prior to Essential Capital and Synonym, he founded and was the Managing Partner of Kite Ventures, a venture capital firm specializing in marketplace and transactional network investments, including Darberry (acquired by Groupon), Fyber, Delivery Hero, Plated and Tradeshift. Prior to Kite Ventures, he was a founding executive and the Head of Strategic Development at SUP, a Moscow-based Internet company. He is the co-founder and former Chairperson of Knotel, a NYC-based flexible workplace company, now a division of Newmark (NASDAQ: NMRK). He is also a former board member of Merchantry, Inc, a SaaS marketplace enablement company, Tradeshift, Inc, a supplier collaboration platform, and Delivery Hero Holding GmbH (ETR: DHER), a multinational online food-delivery service based in Berlin, Germany, and other technology businesses. He also served as a founding executive for SUP Media and is the owner of LiveJournal.com.

Evan Wray, one of our advisors, is the Co-Founder and Chief Executive Officer of Mavely, a leading social commerce platform that drives customer acquisition and sales by connecting influencers and the world’s top retail brands since 2019. Additionally, since 2017, Mr. Wray has served as a Venture Partner for TMV, a leading early stage holding company overseeing two venture funds focused on ideas that will transform industries and inspire new ones. Through Trail Mix Ventures (“TMV”), Mr. Wray is board observer of four portfolio companies across food logistics, recycling networks, mobile gaming and D2C ecommerce. In 2012, Mr. Wray co-founded Swyft Media, the first emoji ad network, and served as Co-Founder and Chief Executive Officer from 2012 to 2015. In 2015, Monotype Imaging (NASDAQ: TYPE) acquired Swyft, where Evan continued to lead the organization as the VP of the newly formed Consumer Division. From 2016 to 2019, he was founding partner of Irish Beef, a quick service restaurant franchise focused on implementing culture and technology to accelerate growth. Irish Beef was acquired by Equicorp Partners in 2019. In addition, Evan sits on the Venture Builders Advisory Board at the University of Notre Dame, where he received a BA in Economics in 2012.

Number and Terms of Office of Officers and Directors

Our board of directors consists of nine members. Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Jason H. Lee and Martha Notaras will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Michael Berman, Craig Hatkoff and Christine Zhao will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Gary R. Garrabrant, Thomas J. McDonald, Thomas D. Hennessy and M. Joseph Beck, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of the founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of the founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement, the Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than 10% of a registered class of our equity securities, who collectively we generally refer to as insiders, to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such insiders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of such reports filed with the SEC, one Form 3 filed by each of our insiders was inadvertently filed late following our Initial Public Offering.

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

Corporate Governance

Our board of directors has three standing committees: an audit committee, a nominating and corporate governance committee and a compensation committee. Each of our audit committee, our nominating and corporate governance committee and our compensation committee is composed solely of independent directors.

Audit Committee

Our audit committee consists of Michael Berman, Martha Notaras and Christine Zhao, and Michael Berman who serves as chair of the audit committee. Our board of directors has determined that Michael Berman, Martha Notaras and Christine Zhao are independent. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to::

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

•

monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee must be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Michael Berman, Craig Hatkoff and Christine Zhao, and Craig Hatkoff who serves as chairman of the nominating and corporate governance committee. Our board of directors has determined that Michael Berman, Craig Hatkoff and Christine Zhao are independent.

The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Our compensation committee consists of Craig Hatkoff, Jason Lee and Martha Notaras, and Martha Notaras who serves as chairwoman of the compensation committee. Our board of directors has determined that Craig Hatkoff, Jason Lee and Martha Notaras are independent. Our compensation committee charter details the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

Item 11.	Executive Compensation

During 2021 none of our executive officers or directors have received any compensation for services rendered to us, except our independent directors, who received an aggregate of 125,000 founder shares, and our advisors, who received an aggregate of 75,000 founder shares, in July 2021. Other than the aggregate 200,000 founder shares transferred to our independent directors and advisors, no compensation of any kind, including finders or other similar fees, will be paid to any of our Sponsor, Chief Executive Officer, Chief Financial Officer and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However we will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services, research and other services provided to us in the amount of $10,000 per month. In addition, certain affiliates of the Sponsor are entitled to reimbursement for any out-of-pocket expenses (or an allocable portion thereof), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. Our audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2023, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers, directors and director nominees that beneficially owns ordinary shares; and

•	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Warrants are not exercisable within 60 days of this report. Information is based on 30,666,667 ordinary shares outstanding as of March 28, 2023, of which 23,000,000 were Class A Ordinary Shares and 7,666,667,000 were Class B Ordinary Shares.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Shares
Jaguar Global Growth Partners I, LLC (the Sponsor)(3)	7,466,667	24.3%
Gary Garrabrant(3)	—	—
Thomas McDonald(3)	—	—
Thomas D. Hennessy(3)	—	—
M. Joseph Beck(3)	—	—
Anthony R. Page	—	—
Michael Berman	25,000	*
Craig Hatkoff	25,000	*
Jason H. Lee	25,000	*
Martha Notaras	25,000	*
Christine Zhao	25,000	*
All officers, directors and director nominees as a group (10 individuals)	125,000	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 601 Brickell Key Drive, Suite 700, Miami, Florida 33131.
(2)

Interests shown consist solely of founder shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”

(3)

The shares reported herein are held in the name of the Sponsor. The Sponsor is governed by an Operating Agreement entered into by the Members. As such, Mr. Garrabrant, Mr. McDonald, Mr. Hennessy and Mr. Beck share equally in the voting and investment discretion with respect to the Class B Ordinary Shares held of record by the Sponsor and may be deemed to have shared beneficial ownership of the Class B Ordinary Shares held directly by the Sponsor.

Our initial shareholders beneficially own 25% of the then issued and outstanding ordinary shares as of the date of this annual report and will have the right to elect all of our directors and to vote to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors or to vote to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Because of this ownership block, the Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our initial shareholders have agreed (a) to vote any founder shares and public shares held by them in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by them in connection with a shareholder vote to approve a proposed initial business combination.

The Sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13.	Certain Relationships and Related Transactions

On April 21, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration for an aggregate of 5,750,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the issued and outstanding shares upon completion of the Initial Public Offering. On January 27, 2022, we effected a share capitalization with respect to our Class B Ordinary Shares of 1,916,667 shares thereof, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares. The founder shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Sponsor purchased an aggregate of 12,450,000 Private Placement Warrants for a purchase price of $1.00 per whole Warrant ($12,450,000) in a Private Placement that closed simultaneously with the closing of the Initial Public Offering. As such, the Sponsor’s interest in this transaction is valued at $12,450,000. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

We currently maintain our executive offices at 601 Brickell Key Drive, Suite 700, Miami, Florida, 33131. The cost for our use of this space is included in the $10,000 per month fee we will pay to the Sponsor or an affiliate of the Sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, have been or will be paid to the Sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, officers, directors or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On April 21, 2021, we issued a promissory note to the Sponsor and an affiliate of the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. On April 21, 2021, we borrowed $150,000 under the promissory note. On November 8, 2021, we completed a draw of $100,000 on the promissory note. The outstanding note payable balance immediately after the draw was $250,000. On December 31, 2021, the promissory note matured per the original terms which was payable on earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 20, 2022, we entered into an amendment of the promissory note. Under the terms of the amended and restated promissory note, the payment date of December 31, 2021 set forth in the promissory note was mutually waived and the maturity date was amended to the earlier of (i) June 30, 2022 and (ii) the completion of the Initial Public Offering. The outstanding loan of $250,000 was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering and other expenses (other than underwriting commissions) and amounts held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than the Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders will be entitled to certain registration rights with respect to the Private Placement Warrants, the Warrants issuable upon conversion of working capital loans (if any) and the Class A Ordinary Shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, for the Sponsor to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Michael Berman, Craig Hatkoff, Jason H. Lee, Martha Notaras and Christine Zhao are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14.	Principal Accounting Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees

Audit Fees consist of fees billed for audit of our year-end financial statements and quarterly review services. Audit Fees for professional services provided by our independent registered public accounting for the year ended December 31, 2022 and the period from inception through December 31, 2021 include:

	For the year ended December 31, 2022	For the period from March 31, 2021 (inception) through December 31, 2021
Audit Fees	$136,745	$98,365

Total Fees	$136,745	$98,365

Audit Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and the period from inception through December 31, 2021.

Tax Fees

We did not pay WithumSmith+Brown, PC for tax planning and tax advice during the year ended December 31, 2022 and the period from inception through December 31, 2021.

All Other Fees

We did not pay WithumSmith+Brown, PC for other services during the year December 31, 2022.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Audit Committee Approval

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

See the accompanying Index to Financial Statements on page F-1.

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of March 2, 2023, by and among JGGC, Merger Sub, New PubCo and GLAAM (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2023)

3.1	Amended and Restated Memorandum and Articles of Association.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on February 1, 2022).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on February 1, 2022).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on February 1, 2022).

4.4	Warrant Agreement, dated February 10, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

4.5	Specimen Rights Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S 1/A filed on February 1, 2022).

4.6	Rights Agreement, dated as of February 10, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 10-K filed on March 31, 2022).

10.1	Investment Management Trust Agreement, dated as of February 10, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.2	Registration and Shareholder Rights Agreement, dated as of February 10, 2022, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.3	Letter Agreement, dated as of February 10, 2022, among the Company, the Sponsor and each of the directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.4	Administrative Services Agreement, dated February 10, 2022, between the Company and Jaguar Global Growth Partners I, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.5	Form of Indemnification Agreement, dated February 10, 2022, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.6	Securities Subscription Agreement, dated April 21, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on February 1, 2022).

10.7	Shareholder Support Agreement, dated as of March 2, 2023, by and among the Shareholders party thereto, JGGC and GLAAM (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2023).

10.8	Sponsor Support Agreement, dated as of March 2, 2023, by and among New PubCo, JGGC, GLAAM and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2023).

10.9	Letter Agreement, dated as of March 2, 2023, by and among JGGC, GLAAM, the GLAAM Founders, New PubCo and Exchange Sub (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2023).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	Form 10-K Summary

None.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from March 31, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from March 31, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 31, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-19

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Jaguar Global Growth Corporation I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Jaguar Global Growth Corporation I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from March 31, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from March 31, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by August 10, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition, date for mandatory liquidation, and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March 28, 2023
PCAOB Number 100

JAGUAR GLOBAL GROWTH CORPORATION I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$640,582	$33,640
Prepaid expenses	609,370	3,070
Other current assets – related party	6,600	—

Total current assets	1,256,552	36,710
Deferred offering costs	—	396,046
Marketable securities held in Trust Account	238,038,403	—
Other non-current assets	65,283	—

Total Assets	$239,360,238	$432,756

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$187,011	$26,780
Due to related party	57,360	3,893
Note payable	—	250,000
Accrued expenses	1,085,753	167,037

Total current liabilities	1,330,124	447,710
Deferred underwriting fees payable	8,050,000	—
Derivative warrant liabilities	1,437,000	—

Total liabilities	10,817,124	447,710

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value $10.35 per share at December 31, 2022 and none issued or outstanding at December 31, 2021	237,938,403	—
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding at December 31, 2022 and 2021	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(9,396,056)	(39,954)

Total shareholders’ deficit	(9,395,289)	(14,954)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$239,360,238	$432,756

The accompanying notes are an integral part of these financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period From March 31, 2021 (Inception) Through December 31, 2021
Formation costs	$—	$33,333
General and administrative expenses	2,459,464	6,621

Loss from operations	(2,459,464)	(39,954)
Change in fair value of derivative warrant liabilities	4,851,300	—
Gain on marketable securities (net), dividends and interest, held in Trust Account	3,438,403	—
Transaction costs allocation to derivative warrant liabilities	(215,039)	—

Net income (loss)	$5,615,200	$(39,954)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	20,164,384	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.20	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,543,379	6,666,667

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.20	$(0.01)

The accompanying notes are an integral part of these financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	7,666,667	$767	$24,233	$(39,954)	$(14,954)
Fair value of rights	—	—	1,410,946	—	1,410,946
Other offering costs	—	—	(82,164)	—	(82,164)
Excess cash received over fair value of Private Placement Warrants	—	—	9,163,200	—	9,163,200
Accretion of Class A ordinary shares to redemption value	—	—	(10,516,215)	(14,971,302)	(25,487,517)
Net income	—	—	—	5,615,200	5,615,200

Balance as of December 31, 2022	7,666,667	$767	$—	$(9,396,056)	$(9,395,289)

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of March 31, 2021 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	(39,954)	(39,954)

Balance as of December 31, 2021	7,666,667	$767	$24,233	$(39,954)	$(14,954)

The accompanying notes are an integral part of these financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From March 31, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$5,615,200	$(39,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(3,438,403)	—
Transaction costs allocated to derivative warrant liabilities	215,039	—
Formation and operating expenses funded by related party	—	3,893
Change in fair value of derivative warrant liabilities	(4,851,300)	—
Changes in operating assets and liabilities:
Prepaid and other assets	(678,183)	(3,070)
Accounts payable	187,011	—
Accrued expenses	1,085,325	25,428

Net cash provided by (used in) operating activities	(1,865,311)	(13,703)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(234,600,000)	—

Net cash used in investing activities	(234,600,000)	—

Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from note payable and advances from related party	57,360	250,000
Repayment of note payable and advances from related party	(253,893)	—
Proceeds from sale of Class A ordinary shares, gross	230,000,000	—
Proceeds from sale of Private Placement Warrants	12,450,000	—
Offering costs paid	(5,181,214)	(227,657)

Net cash provided by financing activities	237,072,253	47,343

Net change in cash	606,942	33,640
Cash - beginning of period	33,640	—
Cash - end of period	$640,582	$33,640

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$26,780
Offering costs included in accrued expenses	$—	$141,609
Deferred underwriting fees payable	$8,050,000	$—
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 relates to the Company’s formation and the proposed initial public offering and efforts to identify and complete a business combination, described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
On February 15, 2022, the Company consummated its Initial Public Offering (the “Initial Public Offering” or “IPO”) of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), one right and one-half
of one redeemable warrant (“Public Warrant”). Each holder of a right will receive one-twelfth
(1/12) of a Class A Ordinary Share upon consummation of the Company’s Business Combination. Each whole Public Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is described in Note 3. The Company’s sponsor is Jaguar Global Growth Partners I, LLC, a Delaware limited liability company (the “Sponsor”).
If the Company is unable to complete a Business Combination within the required time period and the Company liquidates the funds held in the trust account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a rights holder must have 12 rights in order to receive a Class A Ordinary Share at the closing of the Company’s Business Combination.
Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants purchase agreement, the Company completed the private placement (the “Private Placement”) of 12,450,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $12,450,000, which is described in Note 4.
Following the closing of the Initial Public Offering on February 15, 2022, an amount of $234,600,000 ($10.20 per Unit) of the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, comprised of $230,000,000 of the proceeds from the Initial Public Offering (which includes $8,050,000 of the underwriter’s deferred commissions) and $12,450,000 of the proceeds of the sale of Private Placement Warrants, was first placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank N.A., then was subsequently transferred to Morgan Stanley, all while continuing to be maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds in the Trust Account are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination; (ii) the redemption of the Class A Ordinary Shares included in the Units (the “Public Shares”) if the Company is unable to complete the Business Combination within 18 months from the closing of the Initial Public Offering, subject to applicable law; or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Business
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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants and the sale of forward purchase units, is to be held in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
The Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business
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
The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters of the Company’s Initial Public Offering have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.35. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.35 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Company’s sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Liquidity and Capital Resources and Going Concern
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements - Going Concern”. As of December 31, 2022, the Company had $640,582 in cash, a working capital deficit of $73,572, and $238,038,403 of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the ordinary shares in connection therewith. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from its Sponsor in exchange for the issuance of the Founder Shares and the loan of up to $250,000 from the Sponsor pursuant to the Note (see Note 5). The Note was repaid on February 15, 2022, upon the closing of the Initial Public Offering out of the offering proceeds. Subsequent to the Initial Public Offering, the Company has sufficient cash held outside of the Trust Account to meet its obligations. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).
The Company has until August 15, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. The liquidity condition, date for mandatory liquidation and subsequent dissolution within twelve months raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s intent is to complete a Business Combination prior to the mandatory liquidation date.

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
On March 10, 2023, the Company’s bank, Silicon Valley Bank, became insolvent. State regulators closed the bank, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, 23,000,000 Class A Ordinary Shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
As of December 31, 2022, Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A Ordinary Shares issuance costs	(13,136,668)
Fair value of Public Warrants at issuance	(3,001,500)
Fair value of rights	(1,410,946)
Plus:
Accretion of Class A Ordinary Shares to redemption value	25,487,517

Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,938,403

Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the Company’s Class A Ordinary Shares and its Public Warrants and Private Placement Warrants. The costs allocated to Warrants were recognized in other expenses, and those related to the Company’s Class A Ordinary Shares were charged against the carrying value of Class A Ordinary Shares. The Company complies with the requirements of the ASC
340-10-S99-1,
“Other Assets and Deferred Costs”.
Investments Held in Trust Account
As of December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the FDIC coverage limit of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on this account, however, any loss or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets primarily due to its short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or noncurrent based on whether or not net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Net Income (Loss) per Ordinary Share
Net (income) loss per ordinary share is computed by dividing net income (loss) by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of its Warrants sold in the Initial Public Offering and Private Placement to purchase Class A Ordinary Shares in the calculation of diluted income per share, as their inclusion is contingent on a future event.
For the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021, the impact of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company is anti-dilutive under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the period presented.
The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings are shared pro rata between the two classes of shares on the assumption that the consummation of the Business Combination is the most likely outcome. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income (loss) per share as the redemption value approximates fair value.

See Note 7 for a description of the rights of holders of each class of the Company’s ordinary shares. The Company’s basic and diluted net income (loss) per share is calculated as follows:

	For the Year Ended December 31, 2022	For the Period From March 31, 2021 (Inception) Through December 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$4,086,474	$—
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	20,164,384	—

Basic and diluted net income per share, Class A subject to possible redemption	$0.20	$0.00

Non-redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares	1,528,726	(39,954)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,543,379	6,666,667

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.20	$(0.01)

On January 27, 2022, the Company effected a share capitalization with respect to its Class B Ordinary Shares of 1,916,667 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 7,666,667 Class B Ordinary Shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Class B Ordinary Shares are no longer subject to forfeiture.
Income Taxes
The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Each holder of a right will receive
one-twelfth
(1/12) of a Class A Ordinary Share upon consummation of the Company’s Business Combination. In the event that the Company will not be the survivor upon completion of its Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twelfth
(1/12) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial business combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a rights holder must have 12 rights in order to receive a Class A Ordinary Share at the closing of the Company’s Business Combination (see Note 7).
On February 15, 2022, the Company paid an underwriting discount of 2% of the per Unit offering price to the underwriter at the closing of the Initial Public Offering, based upon the number of Units sold. An additional 3.5% of the gross proceeds of the Initial Public Offering will be payable to the underwriter upon the Company’s completion of a Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.
NOTE 4. PRIVATE PLACEMENT WARRANTS
Private Placement Warrants
The Sponsor purchased an aggregate of 12,450,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $12,450,000 in the aggregate, in a Private Placement simultaneously with the closing of the Initial Public Offering on February 15, 2022. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share (subject to adjustment). A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within 18 months after the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless. While they are held by the Sponsor or its permitted transferees, the Private Placement Warrants will be non-redeemable. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Business Combination.
NOTE 5. RELATED PARTY TRANSACTIONS
Promissory Note — Related Parties
On April 21, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering and other expenses. On April 21, 2021, the Company borrowed $150,000 under the Promissory Note. On November 8, 2021, the Company completed a draw of $100,000 on the Promissory Note. The outstanding note payable balance immediately after the draw was $250,000. As of December 31, 2021, the Company had an outstanding loan balance of $250,000 on the Promissory Note. On December 31, 2021, the Promissory Note matured per the original terms which was payable on earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 20, 2022, the Company entered into an amendment (“Amended and Restated Promissory Note”) to its Promissory Note dated April 21, 2021. The terms of the Amended and Restated Promissory Note amended the maturity date to be payable on earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. The outstanding loan of $250,000 was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering and other expenses (other than underwriting commissions) and amounts held outside of the Trust Account. As of December 31, 2022, the Company had no outstanding balance on the Promissory Note loan. No further drawdowns are permitted.
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. For the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021, the related party paid $57,360 and $3,893 of operating costs, respectively, on behalf of the Company. As of December 31, 2022 and 2021, the amount due to the related party was $57,360 and $3,893, respectively.

Founder Shares
In March 2021, the Company issued one of its Class B ordinary shares (the “Class B Ordinary Shares”) for no consideration. On April 13, 2021, the Company cancelled one of its Class B Ordinary Shares, and the Company issued 5,750,000 Class B Ordinary Shares (the “Founder Shares”) for $25,000 consideration. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. On January 27, 2022, the Company effected a share capitalization with respect to its Class B Ordinary Shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 Founder Shares. Up to 1,000,000 Founder Shares are subject to forfeiture by the Sponsor, depending on the extent to which the underwriters’ over-allotment option is exercised. On February 11, 2022, the underwriters fully exercised the over-allotment option and therefore those shares are no longer subject to forfeiture.
The Sponsor has agreed that upon and subject to the completion of the Business Combination, 25% of the Founder Shares then held by the Sponsor shall be considered to be newly unvested shares, which will vest only if the closing price of the Company’s Class A Ordinary Shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period on or after the first anniversary of the closing of the Business Combination but before the fifth anniversary. The Sponsor has agreed, subject to exceptions, not to transfer any unvested Founder Shares prior to the date such securities become vested. Founder Shares, if any, that remain unvested at the fifth anniversary of the closing of the Business Combination will be forfeited, subject to certain exceptions as described in the letter agreement.
The Founder Shares will automatically convert into Class A Ordinary Shares on the first business day following the completion of the Company’s Business Combination, at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-converted
basis, 25% of the sum of (i) the total number of all Class A Ordinary Shares issued and outstanding upon completion of the initial public offering (after giving effect to any redemptions of Class A Ordinary Shares that are public shares), plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion of the Founder Shares, plus (iii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding (x) any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the Business Combination, and (y) any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of working capital loans. Prior to the Business Combination, only holders of the Company’s Class B Ordinary Shares will be entitled to vote on the appointment of directors.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Business Combination entity at a price of $1.00 per warrant. The Warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on February 10, 2022, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $110,000 for these services. As of December 31, 2022, the Company had no balance outstanding for services in connection with such agreement on the accompanying balance sheet.

Other Current Assets – Related Party
As of December 31, 2022, a total of $6,600 that related to Continental’s Escrow Agency Fee has been paid on behalf of Sponsor and scheduled to be reimbursed by Sponsor subsequently.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants or Warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A Ordinary Shares issued or outstanding (excluding 23,000,000 of Class A Ordinary Shares subject to possible redemption).
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2021, there were 7,666,667 Class B Ordinary Shares issued, including 1,000,000 subject to forfeiture. On January 27, 2022, the Company effected a share capitalization with respect to its Class B Ordinary Shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 Founder Shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture. Therefore, as of December 31, 2022, there were 7,666,667 Class B Ordinary Shares issued and outstanding, with no shares subject to forfeiture.
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
Rights
— As of December 31, 2022 and 2021, there were no rights outstanding. Each holder of a right will receive one-twelfth
(1/12) of a Class A Ordinary Share upon consummation of the Business Combination. In the event the Company will not be the survivor upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twelfth
(1/12) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete a Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights.
NOTE 8. WARRANTS
The Company accounts for the 11,500,000 Public Warrants and 12,450,000 Private Placement Warrants in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant much be recorded as a liability. Accordingly, the Company classified each Warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the Warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described under “Redemption of Warrants when the price per share of Class A Ordinary Shares equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
NOTE 9. FA
IR
VALUE
ME
ASUREMENTS
The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$238,038,403	$—	$—	$238,038,403

Total assets	$238,038,403	$—	$—	$238,038,403

Liabilities:
Public Warrants	$—	$690,000	$—	$690,000
Private Placement Warrants	—	747,000	—	747,000

Total liabilities	$—	$1,437,000	$—	$1,437,000

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statements of operations each period. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Upon consummation of the IPO on February 15, 2022, the Company’s Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On April 4, 2022, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed February 11, 2022. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022 and remained Level 2 liabilities as of and for the year ended December 31, 2022. As of June 30, 2022, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which results in the Private Placement Warrants having the same terms as the Public Warrants, which the Company determined to use the value of the closing price of the Public Warrants for Private Placement Warrants. The Private Placement Warrants remained Level 2 liabilities as of and for the year ended December 31, 2022.
The following table presents a summary of the changes in the fair value of the derivative warrant liabilities for the year ended December 31, 2022:

	Public Warrants	Placement Warrants	Total
Fair value at January 1, 2022	$—	$—	$—
Fair value at February 15, 2022	3,001,500	3,286,800	6,288,300
Change in fair value	(2,311,500)	(2,539,800)	(4,851,300)

Fair value as of December 31, 2022	$690,000	$747,000	$1,437,000

The following table presents a summary of the changes in the Level 3 financial instruments, measured on a recurring basis for the period from February 15, 2022 (IPO) through December 31, 2022:

	Public Warrants	Private Placement Warrants	Total
Fair value as of February 15, 2022	$3,001,500	$3,286,800	$6,288,300
Change in fair value	414,000	522,900	936,900

Fair value as of March 31, 2022	3,415,500	3,809,700	7,225,200
Transfer to level 2	(3,415,500)	(3,809,700)	(7,225,200)

Fair value as of December 31, 2022	$—	$—	$—

The fair value of Public Warrants was transferred from Level 3 liabilities to Level 2 liabilities in June 2022 and remained Level 2 liabilities as of and for the year ended December 31, 2022. The fair value of Private Placement Warrants was transferred from Level 3 liabilities to Level 2 liabilities in June 2022 and remained Level 2 liabilities as of and for the year ended December 31, 2022.
For year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021, the Company recognized a gain resulting from a decrease in the fair value of warrant liabilities of $4,851,300 and $0, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
NOTE 10. SUBSEQU
E
NT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as disclosed in Note 2 and as disclosed below.
On February 24, 2023 and March 21, 2023, the Company received an executed deferred underwriting fees waiver letter from Barclays Capital, Inc. (“Barclays”) and Citigroup Global Markets Inc., respectively, informing the Company of its decision to waive any entitlement it may have to the Deferred Discount in respect of any Business Combination involving the Company or its affiliates and GLAAM Co., Ltd. or its affiliates. The waiver does not cover any claim or rights Barclays or Citigroup Global Markets Inc. may otherwise have under the Underwriting Agreement dated February 10, 2022.
On March 2, 2023, the Company and GLAAM Co., Ltd., a corporation (
chusik hoesa
) organized under the laws of the Republic of Korea (“GLAAM”), issued a joint press release announcing the execution of a Business Combination Agreement by and among JGGC, GLAAM, Phygital Immersive Limited, a Cayman Islands exempted company limited by shares (“New PubCo”), and Jaguar Global Growth Korea Co., Ltd., a stock corporation (
chusik hoesa
) organized under the laws of the Republic of Korea (“Exchange Sub”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which (i) JGGC shall be merged with and into New PubCo, with New PubCo surviving the merger, (ii) immediately thereafter, New PubCo shall issue a certain number of ordinary shares, par value $0.0001 per share, of New PubCo (the “New PubCo Ordinary Shares”), to Exchange Sub and, in exchange therefor, Exchange Sub shall issue a non-interest bearing
note (in a form that is reasonably acceptable to the parties) to New PubCo pursuant to which Exchange Sub shall promise to repay to New PubCo the value of such New PubCo Ordinary Shares so transferred, and (iii) all shareholders of GLAAM will transfer their respective common shares, par value KRW 500 per share, of GLAAM to Exchange Sub in exchange for New PubCo Ordinary Shares (such transactions and those otherwise contemplated by the Business Combination Agreement”). Refer to 8K filled on March 2, 2023 for additional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2023.

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

Signature	Title	Date

/s/ Gary R. Garrabrant	Chairman and Chief Executive Officer	March 28, 2023
Gary R. Garrabrant	(Principal Executive Officer)

/s/ Anthony R. Page	Chief Financial Officer	March 28, 2023
Anthony R. Page	(Principal Financial and Accounting Officer)

/s/ Thomas J. McDonald	Director	March 28, 2023
Thomas J. McDonald

/s/ Thomas D. Hennessy	Director	March 28, 2023
Thomas D. Hennessy

/s/ M. Joseph Beck	Director	March 28, 2023
M. Joseph Beck

/s/ Michael Berman	Director	March 28, 2023
Michael Berman

/s/ Craig Hatkoff	Director	March 28, 2023
Craig Hatkoff

/s/ Jason H. Lee	Director	March 28, 2023
Jason H. Lee

/s/ Martha Notaras	Director	March 28, 2023
Martha Notaras

/s/ Christine Zhao	Director	March 28, 2023
Christine Zhao