Form 10-Q
period 2023-03-31
Jaguar Global Growth Corp I
filed 2023-05-12
CIK 1857518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, one right and one-half of one redeemable warrant	JGGCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	JGGC	The Nasdaq Stock Market LLC
Rights entitling the holder thereof to receive one- twelfth (1/12) of one Class A ordinary share of the Company	JGGCR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	JGGCW	The Nasdaq Stock Market LLC
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
of the Exchange Act).
Yes
  ☒    No  ☐
As of May 1
2
, 2023, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Jaguar Global Growth Corporation I

Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
JAGUAR GLOBAL GROWTH
CORPORATION I
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS
Cash	$—	$640,582
Prepaid expenses	572,951	609,370
Receivable-related party	226,030	—
Other current asset - related party	—	6,600

Total current assets	798,981	1,256,552
Marketable securities held in Trust Account	240,562,196	238,038,403
Other non-current assets	—	65,283

Total Assets	$241,361,177	$239,360,238

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,485,324	$187,011
Due to related party	65,774	57,360
Accrued expenses	570,720	1,085,753

Total current liabilities	3,121,818	1,330,124
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	2,395,000	1,437,000

Total liabilities	13,566,818	10,817,124

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.45 and $10.35 per share at March 31, 2023 and December 31, 2022, respectively	240,462,196	237,938,403
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding at March 31, 2023 and December 31, 2022	767	767
Additional paid-in capital	—	—
Accumulated deficit	(12,668,604)	(9,396,056)

Total shareholders’ deficit	(12,667,837)	(9,395,289)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$241,361,177	$239,360,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR GLOBAL GROWTH
CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
General and administrative expenses	$2,314,548	$271,075

Loss from operations	(2,314,548)	(271,075)
Change in fair value of derivative warrant liabilities	(958,000)	(936,900)
Dividends and interest on marketable securities (net), held in Trust Account	2,523,793	33,905
Transaction costs allocated to derivative warrant liabilities	—	(215,039)

Net loss	$(748,755)	$(1,389,109)

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	23,000,000	11,500,000

Basic and diluted net loss per share, Class A Ordinary Shares subject to possible redemption	$(0.02)	$(0.07)

Weighted average shares outstanding of Class B non-redeemable Ordinary Shares, basic and diluted	7,666,667	7,166,667

Basic and diluted net loss per share, Class B non-redeemable Ordinary Shares	$(0.02)	$(0.07)

The accompanying notes are an integral part
of
these unaudited condensed consolidated financial statements.

JAGUAR GLOBAL GROWTH
CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance as of January 1, 2023	7,666,667	$767	$—	$(9,396,056)	$(9,395,289)
Accretion of Class A Ordinary Shares to redemption value	—	—	—	(2,523,793)	(2,523,793)
Net loss	—	—	—	(748,755)	(748,755)

Balance as of March 31, 2023	7,666,667	$767	$—	$(12,668,604)	$(12,667,837)

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	7,666,667	$767	$24,233	$(39,954)	$(14,954)
Fair value of rights	—	—	1,410,946	—	1,410,946
Other offering costs	—	—	(82,164)	—	(82,164)
Excess cash received over fair value of Private Placement Warrants	—	—	9,163,200	—	9,163,200
Accretion of Class A Ordinary Shares to redemption value	—	—	(10,516,215)	(11,632,899)	(22,149,114)
Net loss	—	—	—	(1,389,109)	(1,389,109)

Balance as of March 31, 2022	7,666,667	$767	$—	$(13,061,962)	$(13,061,195)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR GLOBAL GROWTH
CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Cash Flows from Operating Activities
Net loss	$(748,755)	$(1,389,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends and interest on marketable securities (net), held in Trust Account	(2,523,793)	(33,905)
Transaction costs allocated to derivative warrant liabilities	—	215,039
Formation and operating expenses funded by related party	8,414	3,854
Change in fair value of derivative warrant liabilities	958,000	936,900
Changes in operating assets and liabilities:
Prepaid, other assets and receivable from related party	(117,728)	(1,130,346)
Accounts payable	2,298,313	83,538
Accrued expenses	(515,033)	16,507

Net cash used in operating activities	(640,582)	(1,297,522)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(234,600,000)

Net cash used in investing activities	—	(234,600,000)

Cash Flows from Financing Activities
Repayment of note payable and advances from related party	—	(253,893)
Proceeds from sale of Class A Ordinary Shares, gross	—	230,000,000
Proceeds from sale of Private Placement Warrants	—	12,450,000
Offering costs paid	—	(5,181,214)

Net cash provided by financing activities	—	237,014,893

Net change in cash	(640,582)	1,117,371
Cash—beginning of period	640,582	33,640
Cash—end of period	$—	$1,151,011

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$(26,780)
Offering costs included in accrued expenses	$—	$(166,609)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) and efforts to identify and complete a Business Combination, described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments from the proceeds derived from its Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On February 28, 2023, Jaguar Global Growth Korea Co., Ltd., a stock corporation (chusik hoesa) organized under the laws of the Republic of Korea (“Exchange Sub”) was incorporated and is a wholly owned subsidiary of JGGC.

On March 2, 2023, the Company and GLAAM Co., Ltd., a corporation (chusik hoesa) organized under the laws of the Republic of Korea (“GLAAM”), issued a joint press release announcing the execution of a Business Combination Agreement by and among JGGC, GLAAM, Phygital Immersive Limited, a Cayman Islands exempted company limited by shares (“New PubCo”), and Exchange Sub (as it may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which (i) JGGC shall be merged with and into New PubCo, with New PubCo surviving the merger, (ii) immediately thereafter, New PubCo shall issue a certain number of ordinary shares, par value $0.0001 per share, of New PubCo (the “New PubCo Ordinary Shares”), to Exchange Sub and, in exchange therefor, Exchange Sub shall issue a non-interest
bearing note (in a form that is reasonably acceptable to the parties) to New PubCo pursuant to which Exchange Sub shall promise to repay to New PubCo the value of such New PubCo Ordinary Shares so transferred, and (iii) all shareholders of GLAAM will transfer their respective common shares, par value KRW 500 per share, of GLAAM to Exchange Sub in exchange for New PubCo Ordinary Shares (such transactions and those otherwise contemplated by the Business Combination Agreement”).
On May 5, 2023, the Company announced the public filing of a registration statement on Form
F-4
with the U.S. Securities and Exchange Commission (the “SEC”). The registration statement includes a draft proxy statement/prospectus in connection with the business combination involving the Company and GLAAM.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants and the sale of forward purchase units, will be held in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual Form
10-K
Report, filed by the Company with the SEC on March 29, 2023.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Exchange Sub (our wholly-owned subsidiary). Intercompany accounts and transactions have been eliminated in consolidation.
Liquidity, Capital Resources and Going Concern
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements - Going Concern”. As of March 31, 2023, we had $0 in cash
,
$226,030
in receivables from related party, a working capital deficit of
$2,322,837, and $240,562,196 of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the ordinary shares in connection therewith.
The Company has until August 15, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. As of March 31, 2023, the Company does not have sufficient cash to meet its working capital needs and its operations leading up to potential Business Combination have been funded by a related party. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which include, but are not necessarily limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The date for mandatory liquidation and subsequent dissolution within twelve months raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s intent is to complete a Business Combination prior to the mandatory liquidation date.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.
On March 10, 2023, the Company’s bank, Silicon Valley Bank, became insolvent. State regulators closed the bank, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored. On March 14, 2023, the Company transferred the remaining balance of its insured and uninsured deposits from Silicon Valley Bank into a J.P. Morgan account held by Jaguar Growth Partners, an affiliate of the Sponsor.
Subsequent to March 31, 2023, the remaining funds in the account at that time were returned from the affiliate’s account and re-deposited into the Company’s account at Silicon Valley Bank.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, 23,000,000 shares of
Class A Ordinary Shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

Class A Ordinary Shares as of March 31, 2023 and December 31, 2022 reflected on the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A Ordinary Shares issuance costs	(13,136,668)
Fair value of Public Warrants at issuance	(3,001,500)
Fair value of rights	(1,410,946)
Plus:
Accretion of Class A Ordinary Shares to redemption value	25,487,517

Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,938,403

Plus:
Accretion of Class A Ordinary Shares to redemption value	2,523,793

Class A Ordinary Shares subject to possible redemption at March 31, 2023	$240,462,196

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
“Other Assets and Deferred Costs”.
Investments Held in Trust Account
As of March 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited consolidated condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends and interest on marketable securities (net) held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the FDIC coverage limit of $250,000. As of
March 31, 2023, and December 31, 2022, any loss or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets primarily due to its short-term nature, except for the derivative liabilities.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed consolidated balance sheets as current or noncurrent based on whether or not net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of its Warrants sold in the Initial Public Offering and Private Placement to purchase Class A Ordinary Shares in the calculation of diluted income per share, as their inclusion is contingent on a future event.
For the three months ended March 31, 2023, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company is contingent on a future event. For the three months ended March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings are shared pro rata between the two classes of shares on the assumption that the consummation of the Business Combination is the most likely outcome. Accretion associated with the redeemable Class A Ordinary Shares is excluded from loss per share as the redemption value approximates fair value.
See Note 7 for a description of the rights of holders of each class of the Company’s Ordinary Shares. The Company’s basic and diluted net loss per share is calculated as follows:

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Redeemable Class A Ordinary Shares
Numerator: Net loss allocable to Redeemable Class A Ordinary Shares	$(561,556)	$(855,790)
Denominator: Weighted Average Shares Outstanding, Redeemable Class A Ordinary Shares	23,000,000	11,500,000

Basic and diluted net loss per share, Class A subject to possible redemption	$(0.02)	$(0.07)

Non-redeemable Class B Ordinary Shares
Numerator: Net loss allocable to non-redeemable Class B Ordinary Shares	$(187,189)	$(533,319)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,666,667	7,166,667

Basic and diluted net loss per share, Class B non-redeemable Ordinary Shares	$(0.02)	$(0.07)

Income Taxes
The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023, or December 31, 2022. The Company’s management determined that the Cayman Islands is the

Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on February 15, 2022, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share, one right and one-half
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment (see Note 7). Each right entitles the holder thereof to receive one-twelfth
(1/12) of one Class A Ordinary Share upon the consummation of the Business Combination.
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
NOTE 5. RELATED PARTY TRANSACTIONS
Receivabl
e — R
elated Party
On March 14, 2023, due to the insolvency of Silicon Valley Bank, the Company transferred the balance of its insured and uninsured deposits, totaling $226,030, from Silicon
Valley Bank into an account at J.P. Morgan held by Jaguar Growth Partners, an affiliate of the Sponsor, and as of March 31, 2023, the funds are still in this bank account and reflected as account receivable from related party on the unaudited condensed consolidated balance sheets.
Subsequent to the date of the balance sheet, the remaining funds in the account at the time were returned from the affiliate’s account and re-deposited into the Company’s account at Silicon Valley Bank.
Other Current Asset
s — R
elated Party
As of Decembe
r 21, 202
2, a total of $6,600 that related to Continental’s Escrow Agency Fee has been paid on behalf o
f a sponsor affiliate and reimbursed in full by the sponsor affiliate a
s of March 31, 2023.
Promissory Note — Related Parties
On April 21, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering and other expenses. On April 21, 2021, the Company borrowed $150,000 under the Promissory Note. On November 8, 2021, the Company completed a draw of $100,000 on the Promissory Note. The outstanding note payable balance immediately after the draw was $250,000. As of December 31, 2021, the Company had an outstanding loan balance of $250,000 on the Promissory Note. On December 31, 2021, the Promissory Note matured per the original terms which was payable on earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 20, 2022, the Company entered into an amendment (“Amended and Restated Promissory Note”) to its Promissory Note dated April 21, 2021. The terms of the Amended and Restated Promissory Note amended the maturity date to be payable on earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. The outstanding loan of $250,000 was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering and other expenses (other than underwriting commissions) and amounts held outside of the Trust Account. As of March 31, 2023, the Company had no outstanding balance on the Promissory Note loan. No further drawdowns are permitted.

Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. For the three months ended March 31, 2023 and March 31, 2022, the related party paid $8,414 and $3,854, respectively, of operating costs on behalf of the Company. As of March 31, 2023, and December 31, 2022, the amount due to the related party was $65,774 and $57,360, respectively.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Business Combination entity at a price of $1.00 per Warrant. The Warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on February 10, 2022, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and March 31, 2022, the Company incurred and paid $30,000 and $20,000, respectively, for these services. As of March 31, 2023 and December 31, 2022, the Company had no balance outstanding for services in connection with this agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants or Warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
On February 2
4
, 2023 and on March 21, 2023, Barclays Capital Inc. and Citigroup Global Markets Inc., respectively, delivered notices to the Company formally waiving all rights to deferred underwriting commissions in connection with the Business Combination with GLAAM. The deferred underwriting fee was agreed between the Company, Barclays Capital Inc. and Citigroup Global Markets Inc. in the Initial Public Offering underwriting agreement signed by the parties on February 10, 2021 and would be
earned in full upon completion of the Initial Public Offering but the payment of deferred underwriting fees was conditioned upon closing of the Business Combination with GLAAM such that the waivers were given by Barclays Capital Inc. and Citigroup Global Markets Inc. on a gratuitous basis without any consideration to Barclays Capital Inc. and Citigroup Global Markets Inc. from the Company. As of March 31, 2023 and December 31, 2022, the deferred underwriting fees payable was $8,050,000 and included non-current liabilities of the Company’s condensed consolidated balance sheets.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A Ordinary Shares issued or outstanding (excluding 23,000,000 of Class A Ordinary Shares subject to possible redemption).
Class B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2021, there were 7,666,667 Class B Ordinary Shares issued, including 1,000,000 subject to forfeiture. On January 27, 2022, the Company effected a share capitalization with respect to its Class B Ordinary Shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 Founder Shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture. As of March 31, 2023 and December 31, 2022, there were 7,666,667 Class B Ordinary Shares issued and outstanding.
Holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Shares shall have the right to vote on the election of the Company’s directors prior to the Business Combination.
Rights
— As of March 31, 2023, and December 31, 2022, there were 23,000,000 rights issued and
outstanding. Each holder of a right will receive
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
Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant much be recorded as a liability. Accordingly, the Company classified each Warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the Warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated
statements of operations.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60 th
business day after the closing of the Business Combination or (ii) a notice of redemption described under “Redemption of Warrants when the price per share of Class A Ordinary Shares equals or exceeds $10.00”). The

Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s Business Combination and to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of Warrants for Class A Ordinary Shares” and “Redemption of Warrants for cash” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A Ordinary Shares issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are subject to registration rights.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$240,562,196	$—	$—	$240,562,196

Total assets	$240,562,196	$—	$—	$240,562,196

Liabilities:
Public Warrants	$—	1,150,000	$—	1,150,000
Private Placement Warrants	—	1,245,000	—	1,245,000

Total liabilities	$—	$2,395,000	$—	$2,395,000

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$238,038,403	$—	$—	$238,038,403

Total assets	$238,038,403	$—	$—	$238,038,403

Liabilities:
Public Warrants	$—	$690,000	$—	$690,000
Private Placement Warrants	—	747,000	—	747,000

Total liabilities	$—	$1,437,000	$—	$1,437,000

The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the unaudited condensed consolidated statement of operations each period. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Upon consummation of the Initial Public Offering on February 15, 2022, the Company’s Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On April 4, 2022, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed February 11, 2022. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022, and remained Level 2 liabilities as of and for the period ending March 31, 2023. As of June 30, 2022, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which results in the Private Placement Warrants having the same terms as the Public Warrants, which the Company determined to use the value of the closing price of the Public Warrants for Private Placement Warrants. The Private Placement Warrants remained Level 2 liabilities as of and for the period ending March 31, 2023.

The following table presents a summary of the changes in the fair value of the derivative warrant liabilities for the three months ended March 31, 2023:

	Public Warrants	Private Placement Warrants	Total
Fair value at January 1, 2023	$690,000	$747,000	$1,437,000
Change in fair value	460,000	498,000	958,000

Fair value as of March 31, 2023	$1,150,000	$1,245,000	$2,395,000

The following table presents a summary of the changes in the fair value of the derivative warrant liabilities for the year ended December 31, 2022:

	Public Warrants	Placement Warrants	Total
Fair value at January 1, 2022	$—	$—	$—
Fair value at February 15, 2022	3,001,500	3,286,800	6,288,300
Change in fair value	(2,311,500)	(2,539,800)	(4,851,300)

Fair value as of December 31, 2022	$690,000	$747,000	$1,437,000

There are no financial instruments measured at Level 3 for the three months ended March 31, 2023 and December 31, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Except for th
e filing of Form F-4 (Note 1), t
he Company did not identify any subsequent events that have not been disclosed in the unaudited condensed consolidated financial statements other than as disclosed below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “company,” “our,” “us” or “we” refer to Jaguar Global Growth Corporation I. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is Jaguar Global Growth Partners I, LLC, a Delaware limited liability company. The registration statement for our initial public offering (“Initial Public Offering”) was declared effective on February 10, 2022. On February 15, 2022, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the units being offered, the “Class A Ordinary Shares”), at $10.00 per Unit, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $12.65 million, inclusive of $8.05 million in deferred underwriting commissions. Each Unit consists of one Class A Ordinary Share, $0.0001 par value per share, one right to receive one-twelfth (1/12) of one Class A Ordinary Share and one-half of one redeemable Warrant (“Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.

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

On March 2, 2023, the Business Combination Agreement was entered into by and among JGGC, New PubCo, Exchange Sub, and GLAAM. Pursuant to the Business Combination Agreement, the parties therein have agreed that, on the terms and subject to the conditions set forth therein, at the Closing, pursuant to which, among other things, (i) JGGC shall be merged with and into New PubCo, with New PubCo surviving the merger (ii) immediately thereafter, New PubCo shall issue a number of ordinary shares, par value $0.0001 per share, of New PubCo (“New PubCo Ordinary Shares”), equal to the Aggregate Share Swap Consideration (as defined in the Business Combination Agreement), consisting of the quotient of (1)(A) $183,600,00 plus (B) the aggregate amount of proceeds actually received pursuant to all Approved Company Financings (as defined in the Business Combination Agreement) as of immediately prior to the effective time of the Merger, divided by (2) the redemption price per ordinary share payable to JGGC’s shareholders that elect to redeem Class A Ordinary Shares in connection with the Proposed Transaction (as defined below) to Exchange Sub and, in exchange therefor, Exchange Sub shall issue a non-interest bearing note (in a form that is reasonably acceptable to the parties) to New PubCo pursuant to which Exchange Sub shall promise to repay to New PubCo the value of the Aggregate Share Swap Consideration so transferred, and (iii) all shareholders of GLAAM will transfer their respective common shares, par value KRW 500 per share, of GLAAM (the “GLAAM Common Shares”) to Exchange Sub in connection with the Share Swap (as defined in the Business Combination Agreement) (such transactions and those otherwise contemplated by the Business Combination Agreement, collectively, the “Proposed Transactions” or “Business Combination”). The parties to the Business Combination Agreement expect the Proposed Transactions to close in the third quarter of 2023.

On May 5, 2023, we announced the public filing of a registration statement on Form F-4 with the U.S. Securities and Exchange Commission (the “SEC”). The registration statement includes a draft proxy statement/prospectus in connection with the business combination involving us and GLAAM.

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating our Business Combination.

If we have not completed our Business Combination within 18 months from the closing of the Initial Public Offering, or August 15, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of the then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2023 and prior to the completion of our Business Combination, we had cash of $0 held outside the Trust Account and receivables from related party of $226,030. We will use these funds to primarily travel and structure and complete a Business Combination, and, if the proposed Business Combination with GLAAM is not completed, to identify and evaluate target businesses and perform business due diligence on prospective target businesses.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity in order to meet the expenditures required for operating our business prior to our business combination, other than funds available from loans from the Sponsor, its affiliates or members of our management team. Additionally, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants of the post-business combination entity at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Moreover, we may need to obtain additional financing to complete our business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Going Concern

On a routine basis, we assess going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements – Going Concern”. As of March 31, 2023, we had $0 in cash, a working capital deficit of $2,322,837, and $240,562,196 of marketable securities held in the Trust Account to be used for a Business Combination, another initial business combination, or to repurchase or redeem our ordinary shares in connection therewith. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

The Company has until August 15, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. As of March 31, 2023, the Company does not have sufficient cash to meet its working capital needs and its operations leading up to potential Business Combination have been funded by a related party. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which include, but are not necessarily limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The date for mandatory liquidation and subsequent dissolution within twelve months raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s intent is to complete a Business Combination prior to the mandatory liquidation date.

Results of Operations

Our entire activity from inception to March 31, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not generate any operating revenues until after completion of our Business Combination, at the earliest. We may generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Since the date of the public offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $748,755, consisting of $2,314,548 loss from operations, all consisting of general and administrative expenses, further contributed by loss on change in fair value of derivative warrant liabilities of $958,000, partially offset by dividends and interest on marketable securities (net), held in the Trust Account of $2,523,793.

For the three months ended March 31, 2022, we had a net loss of $1,389,109, consisting of $271,075 loss from operations, all consisting of general and administrative expenses, further contributed by loss on change in fair value of derivative warrant liabilities of $936,900, loss on transaction costs allocated to derivative warrant liabilities of $215,039, partially offset by a gain on marketable securities (net), dividends and interest, held in Trust Account of $33,905.

Contractual Obligations

Administrative Services Agreement

Commencing on February 10, 2022 we agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative services, research and other services provided to us and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing a Business Combination. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2023 and March 31, 2022, we incurred and paid $30,000 and $20,000, respectively, for these services. As of March 31, 2023 and December 31, 2022, we had no balance outstanding for services in connection with this agreement.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any Warrants that may be issued upon conversion of working capital loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) are to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of this offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 11, 2021, the underwriters fully exercised the over-allotment option.

On February 24, 2023 and on March 21, 2023, Barclays Capital Inc. and Citigroup Global Markets Inc., respectively, delivered notices to us formally waiving all rights to deferred underwriting commissions in connection with the Business Combination with GLAAM. The deferred underwriting fee was agreed between the Company, Barclays Capital Inc. and Citigroup Global Markets Inc. in the Initial Public Offering underwriting agreement signed by the parties on February 10, 2021 and would be earned in full upon completion of the Initial Public Offering but the payment of deferred underwriting fees was conditioned upon closing of the Business Combination with GLAAM such that the waivers were given by Barclays Capital Inc. and Citigroup Global Markets Inc. on a gratuitous basis without any consideration to Barclays Capital Inc. and Citigroup Global Markets Inc. from us.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our unaudited condensed consolidated financial statements:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited consolidated condensed balance sheets.

Net Income or Loss per Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle Warrants, as calculated using the treasury stock method. For the three months ended March 31, 2023, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings is contingent on a future event. For the three months ended March 31,

2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

We have two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income (loss) are shared pro rata between the two classes of shares on the assumption that the consummation of the business combination is the most likely outcome. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income (loss) per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and may take advantage of complying with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

We accounted for the 23,950,000 Warrants issued in connection with the Initial Public Offering (the 11,500,000 Warrants included in the units and the 12,450,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, we classify each Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in our unaudited condensed consolidated statement of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as stated below, there have been no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Simultaneously with the consummation of the Initial Public Offering on February 15, 2022, we completed the private placement of 12,450,000 Private Placement Warrants at a purchase price of $1.00 per private placement Warrant, to our sponsor, generating gross proceeds to us of $12,450,000. The Private Placement Warrants are identical to the Warrants included in the units issued in our Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 and as of December 31, 2021 we had borrowed an aggregate amount of $250,000 under an unsecured amended and restated promissory note. We fully repaid such loan upon the closing of the Initial Public Offering.

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

Dated: May 12, 2023	Jaguar Global Growth Corporation I

	By:	/s/ Anthony R. Page
	Name:	Anthony R. Page
	Title:	Chief Financial Officer