Form 10-Q/A
period 2023-03-31
Jaguar Global Growth Corp I
filed 2023-05-15
CIK 1857518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
Jaguar Global Growth Corporation I (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on May 12, 2023 (the “Original Filing”). This Amendment is being filed for the purpose of clarifying the Company’s disclosure by adding the words “liquidity condition” in the fifth sentence of the second paragraph of the
Liquidity, Capital Resources and Going Concern
section on page 7 and in the fifth sentence of the second paragraph of the
Going Concern
section on page 18.
This Amendment speaks as of the filing date of the Original Filing and does not reflect any subsequent information or events. Except as noted above, no information included in the Original Filing has been modified or updated in any way.
In connection with the filing of this Amendment, we are including as exhibits currently dated certifications of our principal executive officer and principal financial officer.

Jaguar Global Growth Corporation I

Form 10-Q/A

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

Dated: May 15, 2023	Jaguar Global Growth Corporation I

	By:	/s/ Anthony R. Page
	Name:	Anthony R. Page
	Title:	Chief Financial Officer