Form 10-Q
period 2023-06-30
Jaguar Global Growth Corp I
filed 2023-08-09
CIK 1857518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “
accelerated filer
,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes
☒
No  ☐
As of August 9, 2023, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Jaguar Global Growth Corporation I

Form 10-Q

For the Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
JAGUAR GLOBAL GROWTH
CORPORATION I
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash	$227,806	$640,582
Prepaid expenses	399,167	609,370
Receivable	35,361	—
Other cu r rent asset - related party	—	6,600

Total current assets	662,334	1,256,552
Marketable securities held in Trust Account	243,333,857	238,038,403
Other non-current assets	—	65,283

Total Assets	$243,996,191	$239,360,238

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,427,598	$187,011
Due to related party	557,759	57,360
Accrued expenses	1,123,858	1,085,753

Total current liabilities	4,109,215	1,330,124
Deferred underwriting fees payable	8,050,000	8,050,000
Derivative warrant liabilities	1,077,750	1,437,000

Total liabilities	13,236,965	10,817,124

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.58 and $10.35 per share at June 30, 2023 and December 31, 2022, respectively	243,233,857	237,938,403
Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding at June 30, 2023 and December 31, 2022	767	767
Additional paid-in capital	—	—
Accumulated deficit	(12,475,398)	(9,396,056)

Total shareholders’ deficit	(12,474,631)	(9,395,289)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$243,996,191	$239,360,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR GLOBAL GROWTH
CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2023	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
General and administrative expenses	$1,124,044	$299,459	$3,438,592	$570,534

Loss from operations	(1,124,044)	(299,459)	(3,438,592)	(570,534)
Change in fair value of derivative warrant liabilities	1,317,250	3,632,700	359,250	2,695,800
Dividends and interest on marketable securities (net), held in Trust Account	2,771,661	325,699	5,295,454	359,604
Transaction costs allocation to derivative warrant liabilities	—	—	—	(215,039)

Net income	$2,964,867	$3,658,940	$2,216,112	$2,269,831

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	23,000,000	23,000,000	17,281,768

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$0.12	$0.07	$0.09

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,666,667	7,666,667	7,666,667	7,418,048

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.10	$0.12	$0.07	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR GLOBAL GROWTH
CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	7,666,667	$767	$—	$(9,396,056)	$(9,395,289)
Accretion of Class A ordinary shares to r ed emption v al ue	—	—	—	(2,523,793)	(2,523,793)
Net loss	—	—	—	(748,755)	(748,755)

Balance as of March 31, 2023 Una ud ited	7,666,667	$767	$—	$(12,668,604)	$(12,667,837)

Accretion of Class A ordinary shares to redemption value	—	—	—	(2,771,661)	(2,771,661)
Net Income	—	—	—	2,964,867	2,964,867

Balance as of June 30, 2023 Unau dite d	7,666,667	$767	$—	$(12,475,398)	$(12,474,631)

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	7,666,667	$767	$24,233	$(39,954)	$(14,954)
Fair value of rights	—	—	1,410,946	—	1,410,946
Other offering costs	—	—	(82,164)	—	(82,164)
Excess cash received over fair value of Private Placement Warrants	—	—	9,163,200	—	9,163,200
Accretion of Class A ordinary shares to redemption value	—	—	(10,516,215)	(11,632,899)	(22,149,114)
Net loss	—	—	—	(1,389,109)	(1,389,109)

Balance as of March 31, 2022 Unau d ited	7,666,667	$767	$—	$(13,061,962)	$(13,061,195)

Accretion of Class A ordinary shares to redemption value	—	—	—	(259,604)	(259,604)
Net Income	—	—	—	3,658,940	3,658,940

Balance as of June 30, 2022 Una udi ted	7,666,667	$767	$—	$(9,662,626)	$(9,661,859)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR GLOBAL GROWTH
CORPORATION I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash Flows from Operating Activities
Net income	$2,216,112	$2,269,831
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends and interest on marketable securities (net), held in Trust Account	(5,295,454)	(359,604)
Transaction costs allocated to derivative warrant liabilities	—	215,039
Formation and operating expenses funded by related party	399	16,025
Change in fair value of derivative warrant liabilities	(359,250)	(2,695,800)
Changes in operating assets and liabilities:
Prepaid and other assets	282,086	(1,015,198)
Rece iv able	(35,361)	—
Accounts payable	2,240,587	(10,242)
Accrued expenses	38,105	(167,037)

Net cash used in operating activities	(912,776)	(1,746,986)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(234,600,000)

Net cash used in investing activities	—	(234,600,000)

Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	500,000	—
Repayment of note payable and advances from related party	—	(253,893)
Proceeds from sale of Class A Ordinary Shares, gross	—	230,000,000
Proceeds from sale of Private Placement Warrants	—	12,450,000
Offering costs paid	—	(4,987,825)

Net cash provided by financing activities	500,000	237,208,282

Net change in cash	(412,776)	861,296
Cash—beginning of period	640,582	33,640
Cash—end of period	$227,806	$894,936

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$—	$8,050,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JAGUAR GLOBAL GROWTH CORPORATION I
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) and efforts to identify and complete a Business Combination, described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments from the proceeds derived from its Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
with the U.S. Securities and Exchange Commission (the “SEC”). The registration statement includes a draft proxy statement/prospectus in connection with the business combination involving the Company and GLAAM. Please refer to
8-K
filed on May 5, 2023 for additional details.
On June 16, 2023
, the Company, New PubCo, Exchange Sub and GLAAM entered into that certain Amendment No. 1 to the Business Combination Agreement (the “BCA Amendment No. 1”). The BCA Amendment No. 1 amends Section 1.01 to the Business Combination Agreement to amend and restate the definition of “SPAC Share Price” to read in its entirety as follows: “SPAC Share Price” shall mean $10.60. Please refer to
8-K
filed on June 22, 2023 for additional details.
On July 7, 2023, the Company, New PubCo, Exchange Sub and GLAAM entered into that certain Amendment No. 2 to the Business Combination Agreement (the “BCA Amendment No. 2”). The BCA Amendment No. 2 amends Section 1.1, 3.5 and 3.9(a) to the Business Combination Agreement. Please refer to
8-K
filed on July 11, 2023 for additional details.
On July 18, 2023, the Company, New PubCo, Exchange Sub and GLAAM entered into that certain Amendment No. 3 to the Business Combination Agreement (the “BCA Amendment No. 3”). The BCA Amendment No. 3 provides that the Company shall file with the SEC a proxy statement pursuant to which it will propose and seek approval to extend the date by which it has to consummate a business combination to September 15, 2023 (the “Extended Date”) and to allow the Company without another shareholder vote, to elect to extend the termination date to consummate a business combination on a monthly basis for up to three times by an additional one month each time, until December 15, 2023 (as so extended, the “Termination Date”), unless the closing of the business combination has occurred prior to such Termination Date (such proposal, the “Extension Proposal”). Please refer to
8-K
filed on July 20, 2023 for additional details.
On July 13, 2023 the Company filed a preliminary proxy statement with the SEC regarding a shareholder meeting to implement certain amendments to its amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”), including the Extension Proposal described above. On July 19, 2023 the Com pan
y filed a revised preliminary proxy statement with the SEC addressing the comment letter received on July 17, 2023. On July 26, 2023 the Company filed a definitive proxy statement with the SEC regarding such shareholder meeting. On August 3, 2023 the Company filed a supplement to the definitive proxy statement with the SEC regarding an extension payment in connection with the Extension Proposal described above. Please refer to the Company’s proxy filings for additional details.
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
The Company will provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A Ordinary Shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering and the Company’s shareholders have not amended the Memorandum and Articles of Association to extend, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual Form
10-K
Report, filed by the Company with the SEC on March 29, 2023.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Exchange Sub (our wholly-owned subsidiary). Intercompany accounts and transactions have been eliminated in consolidation.
Liquidity, Capital Resources and Going Concern
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC
205-40,
“Presentation of Financial Statements - Going Concern”. As of June 30, 2023
, the Company

had $227,806 in cash, a working capital deficit of $3,446,881, and $243,333,857 of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the ordinary shares in connection therewith.
The Company has until August 15, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. On July 26, 2023, the Company filed with the SEC a definitive proxy statement (as supplemented by the supplement proxy statement dated as of August 3, 2023) requesting the Extension Proposal described above that the shareholders will be voting on at the meeting scheduled to be held on August 11, 2023. As of June 30, 2023, the Company does not have sufficient cash to meet its working capital needs and its operations leading up to potential Business Combination have been funded by a related party. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which include, but are not necessarily limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The liquidity condition, date for mandatory liquidation and subsequent dissolution within twelve months raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s intent is to complete a Business Combination prior to the mandatory liquidation date.

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
Risks and Uncertainties
Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets and rising inflation and interest rate in the U.S. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. Management continues to evaluate the impact related to rising interest rates and current market condition and has concluded while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The u nau
dited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated fi
nancial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.
On March 10, 2023, the Company’s bank, Silicon Valley Bank, became insolvent. State regulators closed the bank, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored. On March 14, 2023, the Company transferred the remaining balance of its insured and uninsured deposits from Silicon Valley Bank into a J.P. Morgan account held by Jaguar Growth Partners, an affiliate of the Sponsor. On May 10, 2023, the remaining funds of $157,304 in the JP Morgan account were re-deposited
into the Company’s account at Silicon Valley Bank.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, 23,000,000 shares of Class A Ordinary Shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.
Class A Ordinary Shares as of June 30, 2023 and December 31, 2022 reflected on the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A Ordinary Shares issuance costs	(13,136,668)
Fair value of Public Warrants at issuance	(3,001,500)
Fair value of rights	(1,410,946)
Plus:
Accretion of Class A Ordinary Shares to redemption value	25,487,517

Class A Ordinary Shares subject to possible redemption at December 31, 2022	$237,938,403

Plus:
Accretion of Class A Ordinary Shares to redemption value	2,523,793

Class A Ordinary Shares subject to possible redemption at March 31, 2023	$240,462,196

Plus:
Accretion of Class A Ordinary Shares to redemption value	2,771,661

Class A Ordinary Shares subject to possible redemption at June 30, 2023	$243,233,857

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
“Other Assets and Deferred Costs”.
Investments Held in Trust Account
As of June 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited consolidated condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends and interest on marketable securities (net) held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the FDIC coverage limit of $250,000. As of June 30, 2023, and December 31, 2022, any loss or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
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
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of its Warrants sold in the Initial Public Offering and Private Placement to purchase Class A Ordinary Shares in the calculation of diluted income per share, as their inclusion is contingent on a future event.
For the three and six months ended June 30, 2023, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company is contingent on a future event. For the three and six months ended June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.
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
See Note 7 for a description of the rights of holders of each class of the Company’s Ordinary Shares. The Company’s basic and diluted net income per share is calculated as follows:

	For The Three Months Ended June 30, 2023	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares
Net income allocable to Redeemable Class A Ordinary Shares	$2,223,650	$2,744,205	$1,662,084	$1,588,137
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	23,000,000	23,000,000	23,000,000	17,281,768

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$0.12	$0.07	$0.09

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B Ordinary Shares
Net income allocable to non-redeemable Class B Ordinary Shares	$741,217	$914,735	$554,028	$681,694
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,666,667	7,666,667	7,666,667	7,418,048

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.10	$0.12	$0.07	$0.09

Income Taxes
The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023, or December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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

NOTE 5. RELATED PARTY TRANSACTIONS
Other Current Asset — Rel
ated
Party
On March 14, 2023, due to the insolvency of Silicon Valley Bank, the Company transferred the balance of its insured and uninsured deposits, totaling $226,030, from Silicon Valley Bank into an account at J.P. Morgan held by Jaguar Growth Partners, an affiliate of the Sponsor
,

which was subsequently used to pay certain Company expenses.
On May 10, 2023, the remaining funds of $157,304 were re-deposited into the Company’s account at Silicon Valley Bank.
Promissory Note — Related Parties
On April 21, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering and other expenses. On April 21, 2021, the Company borrowed $150,000 under the Promissory Note. On November 8, 2021, the Company completed a draw of $100,000 on the Promissory Note. The outstanding note payable balance immediately after the draw was $250,000. As of December 31, 2021, the Company had an outstanding loan balance of $250,000 on the Promissory Note. On December 31, 2021, the Promissory Note matured per the original terms which was payable on earlier of(i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 20, 2022, the Company entered into an amendment (“Amended and Restated Promissory Note”) to its Promissory Note dated

April

21, 2021. The terms of the Amended and Restated Promissory Note amended the maturity date to be payable on earlier of (i) September 30, 2022 and (ii) the completion of the Initial Public Offering. The outstanding loan of $250,000 was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering and other expenses (other than underwriting commissions) and amounts held outside of the Trust Account. As of June 30, 2023, the Company had no outstanding balance on the Promissory Note loan. No further drawdowns are permitted.

Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. For the six months ended June 30, 2023 and 2022, the related party paid $164,902 and $35,821, respectively, of operating costs on behalf of the Company. As of June 30, 2023, and December 31, 2022, the amount due to the related party was $557,759 and $57,360, respectively.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“
Working
Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Business Combination entity at a price of $1.00 per Warrant. The Warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On June 29, 2023, the Company drew
down $500,000 of the working capital loan. As of June 30, 2023 and December 31, 2022, the Company had $500,000 and $0 borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on February 10, 2022, the Company has agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred and paid $30,000 and $60,000, respectively, for these services. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $50,000, respectively, for these services. As of June 30, 2023 and December 31, 2022, the Company had no balance outstanding for services in connection with this agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants or Warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy- back” registration rights with respect to registration statement filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
On February 24, 2023 and on March 21, 2023, Barclays Capital Inc. and Citigroup Global Markets Inc., respectively, delivered notices to the Company formally waiving all rights to deferred underwriting commissions in connection with the Business Combination with GLAAM. The deferred underwriting fee was agreed between the Company, Barclays Capital Inc. and Citigroup Global Markets Inc. in the Initial Public Offering underwriting agreement signed by the parties on February 10, 2021 and would be earned in full upon completion of the Initial Public Offering but the payment of deferred underwriting fees was conditioned upon closing of the Business Combination with GLAAM such that the waivers were given by Barclays Capital Inc. and Citigroup Global Markets Inc. on a gratuitous basis without any consideration to Barclays Capital Inc. and Citigroup Global Markets Inc. from the Company. As of June 30, 2023 and December 31, 2022, the deferred underwriting fees payable was $8,050,000 and included non-current
liabilities of the Company’s condensed consolidated balance sheets.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no Class A Ordinary Shares issued or outstanding (excluding 23,000,000 of Class A Ordinary Shares subject to possible redemption).
Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2021, there were 7,666,667 Class B Ordinary Shares issued, including 1,000,000 subject to forfeiture. On January 27, 2022, the Company effected a share capitalization with respect to its Class B Ordinary Shares of 1,916,667 shares thereof, resulting in its initial shareholders holding an aggregate of 7,666,667 Founder Shares. On February 11, 2022, the underwriters fully exercised the over-allotment option; thus, the 1,000,000 Founder Shares are no longer subject to forfeiture. As of June 30, 2023 and December 31, 2022, there were 7,666,667 Class B Ordinary Shares issued and outstanding.
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
Rights — As of June 30, 2023, and December 31, 2022, there were 23,000,000 rights issued and outstanding. Each holder of a right will receive
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
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination or (ii) a notice of redemption described under “Redemption of Warrants when the price per share of Class A Ordinary Shares equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s Business Combination and to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$243,333,857	$—	$—	$243,333,857

Total assets	$243,333,857	$—	$—	$243,333,857

Liabilities:
Public Warrants	$—	517,500	$—	517,500
Private Placement Warrants	—	560,250	—	560,250

Total liabilities	$—	$1,077,750	$—	$1,077,750

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$238,038,403	$—	$—	$238,038,403

Total assets	$238,038,403	$—	$—	$238,038,403

Liabilities:
Public Warrants	$—	$690,000	$—	$690,000
Private Placement Warrants	—	747,000	—	747,000

Total liabilities	$—	$1,437,000	$—	$1,437,000

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
Upon consummation of the Initial Public Offering on February 15, 2022, the Company’s Warrants were classified as Level 3 due to unobservable inputs used in the initial valuation. On April 4, 2022, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed February 11, 2022. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022, and remained Level 2 liabilities as of and for the period ending June 30, 2023. As of June 30, 2022, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which results in the Private Placement Warrants having the same terms as the Public Warrants, which the Company determined to use the value of the closing price of the Public Warrants for Private Placement Warrants. The Private Placement Warrants remained Level 2 liabilities as of and for the period ending June 30, 2023.
The following table presents a summary of the changes in the fair value of the derivative w arr
ant liabilities for the six months ended June 30, 2023:

	Public Warrants	Private Placement Warrants	Total
Fair value at January 1, 2023	$690,000	$747,000	$1,437,000
Change in fair value	460,000	498,000	958,000

Fair value as of March 31, 2023	$1,150,000	$1,245,000	$2,395,000

Change in fair value	(632,500)	(684,750)	(1,317,250)

Fair value as of June 30, 2023	$517,500	$560,250	$1,077,750

The following table presents a summary of the changes in the fair value of the derivative warrant liabilities for the year ended December 31, 2022:

	Public Warrants	Placement Warrants	Total
Fair value at January 1, 2022	$—	$—	$—
Fair value at February 15, 2022	3,001,500	3,286,800	6,288,300
Change in fair value	(2,311,500)	(2,539,800)	(4,851,300)

Fair value as of December 31, 2022	$690,000	$747,000	$1,437,000

There are no financial instruments measured at Level 3 for the six months ended June 30, 2023.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Except for the three amendments to business combination agreement (Note 1) and the extension proxy statement, the Company did not identify any subsequent events that have not been disclosed in the unaudited condensed consolidated financial statements.

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

On May 5, 2023, we announced the public filing of a registration statement on Form F-4 with the U.S. Securities and Exchange Commission (the “SEC”). The registration statement includes a draft proxy statement/prospectus in connection with the business combination involving us and GLAAM. An 8-K was filed on May 5, 2023 in relation to this event.

On June 16, 2023 the Company, New PubCo, Exchange Sub and GLAAM entered into that certain Amendment No. 1 to the Business Combination Agreement (the “BCA Amendment No. 1”). The BCA Amendment No. 1 amends Section 1.01 to the Business Combination Agreement to amend and restate the definition of “SPAC Share Price” to read in its entirety as follows: “SPAC Share Price” shall mean $10.60. An 8-K was filed on June 22, 2023 in relation to this event.

On July 7, 2023, the Company, New PubCo, Exchange Sub and GLAAM entered into that certain Amendment No. 2 to the Business Combination Agreement (the “BCA Amendment No. 2”). The BCA Amendment No. 2 amends Section 1.1, 3.5 and 3.9(a) to the Business Combination Agreement. An 8-K was filed on July 11, 2023 in relation to this event.

On July 18, 2023, the Company, New PubCo, Exchange Sub and GLAAM entered into that certain Amendment No. 3 to the Business Combination Agreement (the “BCA Amendment No. 3”). The BCA Amendment No. 3 provides that the Company shall file with the SEC a proxy statement pursuant to which it will propose and seek approval to extend the date by which it has to consummate a business combination to September 15, 2023 (the “Extended Date”) and to allow the Company without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to three times by an additional one month each time, until December 15, 2023 (as so extended, the “Termination Date), unless the closing of the business combination has occurred prior to such Termination Date (such proposal, the “Extension Proposal”). An 8-K was filed on July 20, 2023 in relation to this event.

On July 13, 2023 the Company filed a preliminary proxy statement with the SEC regarding a shareholder meeting to implement certain amendments to its amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”), including the Extension Proposal described above. On July 19,2023 the Company filed a revised preliminary proxy statement with the SEC addressing the comment letter received on July 17, 2023. On July 26, 2023 the Company filed a definitive proxy statement with the SEC regarding such shareholder meeting. On August 3, 2023 the Company filed a supplement to the definitive proxy statement with the SEC regarding an extension payment in connection with the Extension Proposal described above. Please refer to the Company’s proxy filings for additional details.

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating our Business Combination.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, unless the Extension Proposal is approved by shareholders and implemented, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of the then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of June 30, 2023 and prior to the completion of our Business Combination, we had cash of $227,806 held outside the Trust Account. We will use these funds to primarily travel and structure and complete a Business Combination, and, if the proposed Business Combination with GLAAM is not completed, to identify and evaluate target businesses and perform business due diligence on prospective target businesses.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity in order to meet the expenditures required for operating our business prior to our business combination, other than funds available from loans from the Sponsor, its affiliates or members of our management team. Additionally, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants of the post- business combination entity at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Going Concern

On a routine basis, we assess going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements – Going Concern”. As of June 30, 2023, we had $227,806 in cash, a working capital deficit of $3,446,881, and $243,333,857 of marketable securities held in the Trust Account to be used for a Business Combination, another initial business combination, or to repurchase or redeem our ordinary shares in connection therewith. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

We have until August 15, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date there will be a mandatory liquidation and subsequent dissolution of the Company. On July 26, 2023, we filed with the SEC a definitive proxy statement (as supplemented by the supplement proxy statement dated as of August 3, 2023) requesting the Extension Proposal described above that the shareholders will be voting on at the meeting scheduled to be held on August 11, 2023. As of June 30, 2023, we do not have sufficient cash to meet its working capital needs and its operations leading up to potential Business Combination have been funded by a related party. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which include, but are not necessarily limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The liquidity condition, date for mandatory liquidation and subsequent dissolution within twelve months raises substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s intent is to complete a Business Combination prior to the mandatory liquidation date.

Results of Operations

Our entire activity from inception to June 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not generate any operating revenues until after completion of our Business Combination, at the earliest. We may generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Since the date of the public offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $2,964,867, consisting of $1,124,044 loss from operations, all consisting of general and administrative expenses, offset by change in fair value of derivative warrant liabilities of $1,317,250 and dividends and interest on marketable securities (net), held in the Trust Account of $2,771,661.

For the six months ended June 30, 2023, we had a net income of $2,216,112, consisting of $3,438,592 loss from operations, all consisting of general and administrative expenses, offset by change in fair value of derivative warrant liabilities of $359,250 and dividends and interest on marketable securities (net), held in the Trust Account of $5,295,454.

For the three months ended June 30, 2022, we had net income of $3,658,940, consisting of $299,459 loss from operations, all consisting of general and administrative expenses, offset by change in fair value of derivative warrant liabilities of $3,632,700 and a gain of $325,699 related to marketable securities.

For the six months ended June 30, 2022, we had net income of $2,269,831, consisting of $570,534 loss from operations, all consisting of general and administrative expenses, offset by change in fair value of derivative warrant liabilities of $2,695,800 and a gain of $359,604 related to marketable securities, further offset by $215,039 of transaction costs allocation to derivative warrant liabilities.

Contractual Obligations

Administrative Services Agreement

Commencing on February 10, 2022 we agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative services, research and other services provided to us and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing a Business Combination. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2023, we incurred and paid $30,000 and $60,000, respectively, for these services. For the three months and six months ended June 30, 2022, the Company incurred and paid $30,000 and $50,000, respectively, for these services. As of June 30, 2023 and December 31, 2022, we had no balance outstanding for services in connection with this agreement.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. For periods subsequent to the Public Warrants being publicly traded, the closing price of the Public Warrant price on the last business day of each period end was used as the fair value of the Public Warrants as of each relevant date. Due to a make-whole provision which results in the Private Placement Warrants having the same terms as the Public Warrants, the closing price of the Public Warrant price on the last business day of each period end was used as the fair value of the Private Warrants as of each relevant date.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 9, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 9, 2023	Jaguar Global Growth Corporation I

	By:	/s/ Anthony R. Page
	Name:	Anthony R. Page
	Title:	Chief Financial Officer